Form 10-Q
period 1995-06-30
CARCO AUTO LOAN MASTER TRUST
filed 1995-08-10
CIK 873446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 1995

                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

Commission file number  ___-_______


                         CARCO AUTO LOAN MASTER TRUST
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         State of New York                              Not Applicable
-----------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


 27777 Franklin Road, Southfield, Michigan                   48034
-----------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (810) 948-3060
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes __X__   No _____

                         CARCO AUTO LOAN MASTER TRUST

                        PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The information to be furnished under this item is contained in the financial statements of CARCO Auto Loan Master Trust (the "Trust") and the notes to such financial statements filed as Exhibit 99 hereto, and such material is incorporated herein by reference.

The unaudited financial statements of the Trust for the six months ended June 30, 1995 reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 1991, the Trust issued $400 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1 evidencing undivided interests in certain assets of the Trust. During August 1991, the Trust issued $250 million principal amount of Series 1991-2, 7 3/8% Auto Loan Asset Backed Certificates (the "Series 1991-2 Certificates") and $750 million principal amount of Series 1991-3, 7 7/8% Auto Loan Asset Backed Certificates, both evidencing undivided beneficial interests in certain assets of the Trust. The principal of the Series 1991-2 Certificates was paid on August 16, 1993. During October 1991, the Trust issued $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4 evidencing undivided interests in certain assets of the Trust. During December 1991, the Trust issued $300 million principal amount of Money Market Auto Loan Asset Backed Certificates, Series A (the "Series A Certificates") evidencing undivided interests in certain assets of the Trust. The principal of the Series A Certificates was paid on March 16, 1992. During March 1992, the Trust issued $350 million principal amount of Money Market Auto Loan Asset Backed Certificates, Series B (the "Series B Certificates") evidencing undivided interests in certain assets of the Trust. The principal of the Series B Certificates was paid on June 15, 1992. During May 1992, the Trust issued $150 million principal amount of Money Market Auto Loan Asset Backed Certificates, Series C (the "Series C Certificates") evidencing undivided interests in certain assets of the Trust. The principal of the Series C Certificates was paid on August 17, 1992. In July 1992, the Trust issued $400 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1 evidencing undivided interests in certain assets of the Trust. In October 1992, the Trust issued $400 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2 evidencing undivided interests in certain assets of the Trust. In February 1993, the Trust issued $250 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1, evidencing undivided interests in certain assets of the Trust. In November 1993, the Trust issued $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2, evidencing undivided interests in certain assets of the Trust.

In October 1994, the Trust issued $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1 evidencing undivided interests in certain assets of the Trust. In December 1994, the Trust issued $500 million principal amount of 7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2 and $350 million principal amount of 8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3, each evidencing undivided interests in certain assets of the Trust.

In 1994, the principal of each of the following certificates was paid:
Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1; Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4; and Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In January 1995, the Trust issued $600 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1, evidencing undivided interests in certain assets of the Trust. In March 1995, the Trust issued $600 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2, evidencing undivided interests in certain assets of the Trust. In May 1995, the Trust issued $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4, $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A and $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3, each evidencing undivided interests in certain assets of the Trust.

Chrysler Credit Corporation will continue to service the Receivables for a fee.

The Trust has no employees.

                          PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4, 5.

There is nothing to report with regard to these items.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

   3-A Certificate of Incorporation of U.S. Auto Receivables Company. Filed as Exhibit 3.1 to Registration Statement No. 33-41177 and incorporated herein by reference.

   3-B By-laws of U.S. Auto Receivables Company. Filed as Exhibit 3-B to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   4-A Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 2 to the Trust's Registration Statement on Form 8-A dated July 31, 1991, and incorporated herein by reference.

   4-B Series 1991-1 Supplement to the Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Credit Corporation, as Servicer, Chrysler Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 3 to the Trust's Registration Statement on Form 8-A dated July 31, 1991, and incorporated herein by reference.

   4-C Series 1991-2 Supplement to the Pooling and Servicing Agreement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, Chrysler Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 3 to the Trust's Registration Statement on Form 8-A dated November 18, 1991, and incorporated herein by reference.

   4-D Series 1991-3 Supplement to the Pooling and Servicing Agreement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, Chrysler Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 3 to the Trust's Registration Statement on Form 8-A dated November 18, 1991, and incorporated herein by reference.

   4-E Series 1991-4 Supplement, dated as of September 30, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated December 20, 1991, and incorporated herein by reference.

   4-F Series A Supplement, dated as of November 30, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-F to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   4-G First Amendment, dated as of November 8, 1991, to the Series 1991-2 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 4-G to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   4-H First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 4-H to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1992, and incorporated herein by reference.

   4-I Series B Supplement, dated as of March 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-I to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1992, and incorporated herein by reference.

   4-J Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-J to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1992, and incorporated herein by reference.

   4-K First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 2.2 to the Trust's Registration Statement on Form 8-A dated September 14, 1992, and incorporated herein by reference.

   4-L Series 1992-1 Supplement dated as of July 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated September 14, 1992, and incorporated herein by reference.

   4-M First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee. Filed as Exhibit 4-M to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1992, and incorporated herein by reference.

   4-N Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee. Filed as Exhibit 4-N to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1992, and incorporated herein by reference.

   4-O Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee. Filed as Exhibit 4-O to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1992, and incorporated herein by reference.

   4-P First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"),
          Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee. Filed as Exhibit 4-P to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1992, and incorporated herein by reference.

   4-Q Series 1992-2 Supplement dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated October 30, 1992, and incorporated herein by reference.

   4-R Series 1993-1 Supplement dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

   4-S Series 1993-2 Supplement dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated December 6, 1993, and incorporated herein by reference.

   4-T Second Amendment dated as of September 21, 1993, to Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to USA's Registration Statement on Form S-1 (File No. 33-70144) and incorporated herein by reference.

   4-U Series 1994-1 Supplement dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated November 23, 1994, and incorporated herein by reference.

   4-V Series 1994-2 Supplement dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated December 22, 1994, and incorporated herein by reference.

   4-W Series 1994-3 Supplement dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-W to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

   4-X Series 1995-1 Supplement dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated January 19, 1995, and incorporated herein by reference.

   4-Y Series 1995-2 Supplement dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

   4-Z Series 1995-3 Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee.

   4-AA Series 1995-4 Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee.

   4-BB Series 1995-4A Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee.

   27     Financial Data Schedule

   99 Financial statements of CARCO Auto Loan Master Trust for the six months ended June 30, 1995.

(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                         CARCO AUTO LOAN MASTER TRUST


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CARCO Auto Loan Master Trust
                                                (Registrant)

                                 By: Chrysler Credit Corporation, as Servicer
                                     ----------------------------------------




Date:  August 8, 1995            By:  s/D. M. Cantwell
                                      ---------------------------------------
                                      D. M. Cantwell
                                      Vice President - Corporate Finance &
                                       Development

                         CARCO AUTO LOAN MASTER TRUST


                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------

   3-A Certificate of Incorporation of U.S. Auto Receivables Company. Filed as Exhibit 3.1 to Registration Statement No. 33-41177 and incorporated herein by reference.

   3-B By-laws of U.S. Auto Receivables Company. Filed as Exhibit 3-B to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   4-A Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 2 to the Trust's Registration Statement on Form 8-A dated July 31, 1991, and incorporated herein by reference.

   4-B Series 1991-1 Supplement to the Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Credit Corporation, as Servicer, Chrysler Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 3 to the Trust's Registration Statement on Form 8-A dated July 31, 1991, and incorporated herein by reference.

   4-C Series 1991-2 Supplement to the Pooling and Servicing Agreement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, Chrysler Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 3 to the Trust's Registration Statement on Form 8-A dated November 18, 1991, and incorporated herein by reference.

   4-D Series 1991-3 Supplement to the Pooling and Servicing Agreement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, Chrysler Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 3 to the Trust's Registration Statement on Form 8-A dated November 18, 1991, and incorporated herein by reference.

                         CARCO AUTO LOAN MASTER TRUST


                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------

   4-E Series 1991-4 Supplement, dated as of September 30, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated December 20, 1991, and incorporated herein by reference.

   4-F Series A Supplement, dated as of November 30, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-F to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   4-G First Amendment, dated as of November 8, 1991, to the Series 1991-2 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 4-G to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   4-H First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as
          Exhibit 4-H to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1992, and incorporated herein by reference.

   4-I Series B Supplement, dated as of March 1, 1992 among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-I to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1992, and incorporated herein by reference.

                         CARCO AUTO LOAN MASTER TRUST


                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------

   4-J Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-J to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1992, and incorporated herein by reference.

   4-K First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 2.2 to the Trust's Registration Statement on Form 8-A dated September 14, 1992, and incorporated herein by reference.

   4-L Series 1992-1 Supplement dated as of July 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated September 14, 1992, and incorporated herein by reference.

   4-M First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee. Filed as Exhibit 4-M to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1992, and incorporated herein by reference.

   4-N Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee.

                         CARCO AUTO LOAN MASTER TRUST


                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------

          Filed as Exhibit 4-N to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1992, and incorporated herein by reference.

   4-O Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee. Filed as Exhibit 4-O to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1992, and incorporated herein by reference.

   4-P First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee. Filed as Exhibit 4-P to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1992, and incorporated herein by reference.

                         CARCO AUTO LOAN MASTER TRUST


                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------

   4-Q Series 1992-2 Supplement dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated October 30, 1992, and incorporated herein by reference.

   4-R Series 1993-1 Supplement dated as of February 1, 1993, among U.S. auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

   4-S Series 1993-2 Supplement dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated December 6, 1993, and incorporated herein by reference.

   4-T Second Amendment dated as of September 21, 1993, to Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to USA's Registration Statement on Form S-1 (File No. 33-70144) and incorporated herein by reference.

   4-U Series 1994-1 Supplement dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated November 23, 1994, and incorporated herein by reference.

   4-V Series 1994-2 Supplement dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3

                         CARCO AUTO LOAN MASTER TRUST


                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------

          to the Trust's Registration Statement on Form 8-A dated December 22, 1994, and incorporated herein by reference.

   4-W Series 1994-3 Supplement dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-W to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

   4-X Series 1995-1 Supplement dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated January 19, 1995, and incorporated herein by reference.

   4-Y Series 1995-2 Supplement dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

   4-Z Series 1995-3 Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee.

   4-AA Series 1995-4 Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee.

   4-BB Series 1995-4A Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee.

   27     Financial Data Schedule

   99 Financial statements of CARCO Auto Loan Master Trust for the six months ended June 30, 1995.