Form 10-Q
period 1995-09-30
CARCO AUTO LOAN MASTER TRUST
filed 1995-11-13
CIK 873446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 1995
                               -----------------------


                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to __________

Commission file number 0-19452
                       -------

                         CARCO AUTO LOAN MASTER TRUST
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        State of New York                                 Not Applicable
---------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S.  Employer
 incorporation or organization)                         Identification No.)


  27777 Franklin Road, Southfield, Michigan                        48034
---------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code     (810) 948-3060
                                                   ------------------------


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

The unaudited financial statements of the Trust for the nine months ended September 30, 1995 reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In January 1995, the Trust issued $600 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1, evidencing undivided interests in certain assets of the Trust. In March 1995, the Trust issued $600 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2, evidencing undivided interests in certain assets of the Trust. In May 1995, the Trust issued $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4, $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A and $500 million principal amount of Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3, evidencing undivided interests in certain assets of the Trust.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K (continued)

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K (continued)

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K (continued)

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

     4-Z Series 1995-3 Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-Z to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

     4-AA Series 1995-4 Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-AA to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

     4-BB Series 1995-4A Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-BB to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

     27        Financial Data Schedule.

     99 Financial statements of CARCO Auto Loan Master Trust for the nine months ended September 30, 1995.

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








                                   CARCO Auto Loan Master Trust (Registrant)
                              By:  Chrysler Credit Corporation, as Servicer
                                   -----------------------------------------







Date:  November 8, 1995       By:  s/D. M. Cantwell
                                   ----------------
                                   D. M. Cantwell
                                   Vice President -
                                   Corporate Finance

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit


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

   4-Z         Series 1995-3 Supplement dated as of April 30, 1995, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-Z to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

   4-AA        Series 1995-4 Supplement dated as of April 30, 1995, among U.S.
               Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-AA to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

   4-BB Series 1995-4A Supplement dated as of April 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-BB to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

   27          Financial Data Schedule.

   99 Financial statements of CARCO Auto Loan Master Trust for the nine months ended September 30, 1995.