Form 10-K405
period 1995-12-31
CARCO AUTO LOAN MASTER TRUST
filed 1996-03-29
CIK 873446

CONFORMED
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K





/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended   December 31, 1995
                              ----------------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ___________ to ______________

Commission file number   -
                       ---------

                         CARCO AUTO LOAN MASTER TRUST
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       State of New York                                  Not Applicable
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S.  Employer
 incorporation or organization)                         Identification No.)

27777 Franklin Road, Southfield, Michigan                              48034
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code        (810) 948-3060
                                                   ---------------------------


Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
      Series 1991-3, 7 7/8% Auto Loan Asset Backed Certificates Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2 Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
      Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2,
       Class A-1 Money Market Extendible Certificates, Series 1993-2
      Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2,
       Class A-2 Medium Term Certificates, Series 1993-2
      Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1 7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ x __ No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I.

ITEM 1.  BUSINESS

The Trust was formed pursuant to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company ("CARCO"), to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, Chrysler Credit Corporation, as Servicer ("CCC"), and Manufacturers and Traders Trust Company, a New York banking corporation, as Trustee. The assets of the Trust include wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements (the "Accounts") with automobile dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include (a) certain Receivables existing under the accounts at the close of business on May 31, 1991 (the "Initial Cut-Off Date"), certain Receivables generated under the Accounts from time to time thereafter during the term of the Trust as well as certain Receivables generated under any Accounts added to the Trust from time to time (but excluding Receivables generated in any Accounts removed from the Trust from time to time after the Initial Cut-Off Date), (b) all funds collected or to be collected in respect of such Receivables, (c) all funds on deposit in certain accounts of the Trust, (d) any Enhancement issued with respect to a series of certificates issued by the Trust (each such series, a "Series") and (e) a security interest in certain motor vehicles (the "Vehicles") and certain parts inventory, equipment, fixtures, service accounts and, in some cases, realty and/or a personal guarantee (collectively, the "Collateral Security") securing the Receivables. The term "Enhancement" shall mean, with respect to any Series, any letter of credit, surety bond, cash collateral account, spread account, guaranteed rate agreement, maturity liquidity facility, tax protection agreement, interest rate swap agreement or other similar arrangement for the benefit of Certificateholders of such Series.

USA entered into a Receivables Purchase Agreement, dated as of the date of the Pooling and Servicing Agreement, between USA, as purchaser, and CCC, as seller (the "Receivables Purchase Agreement"). Pursuant to the Receivables Purchase Agreement, CCC has (a) sold to USA all of its right, title and interest in and to all Receivables meeting certain eligibility criteria contained in the Receivables Purchase Agreement and the Pooling and Servicing Agreement ("Eligible Receivables") and (b) assigned its interests in the Vehicles and the Collateral Security to USA. USA in turn transferred such Receivables and Collateral Security to the Trust pursuant to the Pooling and Servicing Agreement. USA has also assigned to the Trust its rights with respect to the Receivables under the Receivables Purchase Agreement.

All new Receivables arising under the Accounts prior to January 1, 1996, were sold by CCC to USA and transferred by USA to the Trust. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust will be sold by Chrysler Financial Corporation ("CFC") to USA and transferred by USA to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectible or otherwise adjusted.

CARCO and USA are wholly-owned subsidiaries of CFC. On December 31, 1995, CCC, a wholly owned subsidiary of CFC, merged with and into CFC. CCC serviced the Receivables prior to January 1, 1996. CFC now services the Receivables.

The Trust has no employees.

ITEM 2.  PROPERTIES

There is nothing to report with regard to this item.

ITEM 3.  LEGAL PROCEEDINGS

There is nothing to report with regard to this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue Date            Series Description
Maturity Date         Principal Amount
-------------         -------------------
June 1991             Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1
December 1994         $400 million

August 1991           7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2
August 1993           $250 million

August 1991           7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3
Outstanding           $750 million

October 1991          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4
October 1994          $500 million

December 1991         Money Market Auto Loan Asset Backed Certificates, Series A
March 1992            $300 million

March 1992            Money Market Auto Loan Asset Backed Certificates, Series B
June 1992             $350 million

May 1992              Money Market Auto Loan Asset Backed Certificates, Series C
August 1992           $150 million

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date           Series Description
Maturity Date        Principal Amount
-------------        -------------------
July 1992            Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1
August 1994          $400 million

October 1992         Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2
Outstanding          $400 million

February 1993        Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
Outstanding          $250 million

November 1993        Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
Outstanding          $500 million

October 1994         Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
Outstanding          $500 million

December 1994        7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
Outstanding          $500 million

December 1994        8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
Outstanding          $350 million

January 1995         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1
Outstanding          $600 million

March 1995           Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2
Outstanding          $600 million

May 1995             Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3
Outstanding          $500 million

May 1995             Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
Outstanding          $500 million

May 1995             Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
Outstanding          $500 million

December 1995        Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
Outstanding          $250 million

Chrysler Credit Corporation ("CCC") serviced the Receivables for a fee prior to January 1, 1996. On December 31, 1995 CCC merged with and into Chrysler Financial Corporation ("CFC"). CFC will now service the Receivables for a fee.

The Trust has no employees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)

                                                    December 31,
                                                -------------------
                                                  1995       1994
                                                  ----       ----
ASSETS

Cash and Cash Equivalents (Note 2)              $  136.4   $   63.5

Receivables (Note 4)                             7,858.6    5,424.1
                                                --------   --------

TOTAL ASSETS                                    $7,995.0   $5,487.6
                                                ========   ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)   $  136.4   $   63.5

Asset Backed Certificates (Notes 3 and 4)        7,858.6    5,424.1
                                                --------   --------

TOTAL LIABILITIES AND EQUITY                    $7,995.0   $5,487.6
                                                ========   ========



See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     1995       1994        1993
                                                     ----       ----        ----
CASH RECEIPTS

Collections of Interest                            $  631.9   $  306.6    $  272.0
Deposits to Subordinated Accounts                      22.1        3.0       121.6
Proceeds from Sales of
   Investor Certificates                            2,950.0    1,350.0       750.0
Collections of Principal                               --      1,300.0       250.0
                                                   --------   --------    --------

TOTAL CASH RECEIPTS                                 3,604.0    2,959.6     1,393.6
                                                   --------   --------    --------


CASH DISBURSEMENTS

Purchases of Certificates held by USA               2,950.0    1,350.0       750.0
Distributions of Interest                             533.6      275.6       249.1
Distributions of Principal                             --      1,300.0       250.0
Distributions of Amounts from
   Subordinated Accounts                               --          8.6       116.0
Distributions of Service Fees                          47.5       29.0        27.4
                                                   --------   --------    --------

TOTAL CASH DISBURSEMENTS                            3,531.1    2,963.2     1,392.5
                                                   --------   --------    --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS
 (CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)       72.9       (3.6)        1.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       63.5       67.1        66.0
                                                   --------   --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  136.4   $   63.5    $   67.1
                                                   ========   ========    ========



See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Accounting

The financial statements of CARCO Auto Loan Master Trust (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Derivative Financial Instruments

The Trust used derivative financial instruments to manage its exposure arising from declines in interest rates. The derivative financial instruments used have been limited to interest rate swap agreements. The Trust does not use derivative financial instruments for trading purposes.

Interest differentials resulting from interest rate swap agreements are recorded on a cash basis as an adjustment to interest collections.


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. Prior to January 1, 1996, Chrysler Credit Corporation ("CCC") was required to remit collections within two business days of receipt to one or more accounts in the name of the Trustee. On a daily basis, all funds so deposited were invested in short-term instruments pending distribution. On December 31, 1995, CCC merged with and into Chrysler Financial Corporation ("CFC"). CFC now remits collections to the Trust.


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC.

                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                          Principal Amount
Date                    Series Description                                       (in millions)
-----                   ------------------                                     ----------------
 6/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1            $400 (1)
 8/91    7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2                   $250 (1)
 8/91    7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                   $750
10/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4            $500 (1)
12/91    Money Market Auto Loan Asset Backed Certificates, Series A                  $300 (1)
 3/92    Money Market Auto Loan Asset Backed Certificates, Series B                  $350 (1)
 5/92    Money Market Auto Loan Asset Backed Certificates, Series C                  $150 (1)
 7/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1            $400 (1)
10/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2            $400
 2/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1            $250
11/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
             Class A-1 Money Market Extendible Certificates                          $400
             Class A-2 Medium Term Certificates                                      $100
10/94    Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1            $500
12/94    7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                   $500
12/94    8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                   $350
 1/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1            $600
 3/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2            $600
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3            $500
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4            $500
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A           $500
12/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5            $250

Receivables in excess of total investors certificates outstanding at December 31, 1995 and 1994, are represented by Certificates held by USA.

(1)  Series matured prior to 12/31/95.  Refer to Note 5 for further details.


                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                       Expected
             Interest                 Interest         Principal       Maturity
Series       Rate                     Payments         Payments(1)     Date(2)
------       --------                 --------         -----------     -------
91-1         LIBOR + 0.25%            Monthly           7-12/1994      Matured
91-2         7 3/8% (3)               Semi-Annually     8/1993         Matured
91-3         7 7/8% (3)               Semi-Annually      --             8/1996
91-4         LIBOR + 0.50%            Monthly          10/1994         Matured
 A           Comm Paper + 0.20%       Monthly           3/1992         Matured
 B           Comm Paper + 0.25%       Monthly           6/1992         Matured
 C           Comm Paper + 0.25%       Monthly           8/1992         Matured
92-1         LIBOR + 0.20%            Monthly           8/1994         Matured
92-2         LIBOR + 0.35%            Monthly            --            10/1997
93-1         LIBOR + 0.28%            Monthly            --             2/1998
93-2 A-1     Comm Paper + 0.075%      Monthly            --            11/1998
     A-2     LIBOR + 0.26%            Monthly            --            11/1998
94-1         LIBOR + 0.18%            Monthly            --            10/1999
94-2         7 7/8% (3)               Semi-Annually      --             8/1997
94-3         8 1/8% (3)               Annually           --            11/1997
95-1         LIBOR + 0.16%            Monthly            --             7/1998
95-2         LIBOR + 0.13%            Monthly            --             3/2000
95-3         Fed Funds + 0.25%        Monthly            --             6/1998
95-4         Fed Funds + 0.26%        Monthly            --             5/1998
95-4A        Fed Funds + 0.26%        Monthly            --             7/1998
95-5         Comm Paper + 0.1875%     Monthly            --             2/2000

(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2) The date listed is the Distribution Date on which the principal of the Certificates is scheduled to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) In connection with this Series, the Trust entered into an interest rate swap agreement with CFC, the notional amount of which is equal to the principal amount of the related Certificates. Under this agreement, CFC paid the Trust interest at the Certificate Rate, and the Trust paid interest to CFC based on a floating rate (which is the lesser of (a) LIBOR or (b) Prime less 1.5%).

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 6 - FEDERAL INCOME TAXES

The Certificates, in the opinion of outside legal counsel, will not be characterized as debt of the Trust for federal income tax purposes. Certificate holders will be subject to income tax on interest earned with respect to the Certificates.


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments

The estimated fair value of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows:

                                December 31, 1995           December 31, 1994
                             ----------------------      ----------------------
                             Carrying       Fair         Carrying       Fair
                             Amounts        Value        Amounts        Value
                             --------       -----        --------       -----
                                          (in millions of dollars)
Receivables                  $7,858.6      $7,858.6      $5,424.1      $5,424.1
Asset Back Certificates      $7,858.6      $7,858.6      $5,424.1      $5,424.1

Assumptions and Methodologies

The carrying value of cash and cash equivalents and amounts held for future distribution approximate market value due to the short maturity of these instruments.

The fair value of variable rate receivables was assumed to approximate fair value since they are priced at current market rates.

The fair value of Asset Backed Certificates was estimated using quoted market prices for investors' certificates and net realizable value for excess receivables.

                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Derivative Financial Instruments

The Trust is exposed to the risk of declining interest rates as a result of financing the acquisition of receivables bearing floating rates with fixed rate certificates. As described in Note 5, the Trust has entered into interest rate swap agreements with CFC to reduce its exposure to decreases in interest rates. Under the terms of the agreements the Trust receives a fixed rate interest payment from CFC in return for interest payments based on a variable rate. The weighted average fixed rate received by the Trust was 7.93% at December 31, 1995 and December 31, 1994. The weighted average floating rate paid to CFC was 6.00% and 6.19% at December 31, 1995 and December 31, 1994, respectively. The Trust does not enter into derivative financial instruments for trading purposes.

Interest rate swap differentials are deposited in, or paid from, the collection account. Funds remaining in the collection account after distribution to Certificateholders are returned to USA.

The table below summarizes the Trust's position in interest rate swap agreements:

                             December 31, 1995         December 31, 1994
                           ---------------------    -----------------------
                           Contract                 Contract
                              or     Unrealized        or        Unrealized
                           Notional    Gains        Notional       Gains
                            Amount    (Losses)       Amount       (Losses)
                           --------  ----------     --------     ----------
                                       (in millions of dollars)
Pay variable interest
 rate swaps               $  1,600.0   $  49.2    $  1,600.0    ($ 7.4)

The fair value of the Trust's interest rate swap agreements were estimated by discounting net cash flows using quoted market interest rates in effect at the end of each year presented. Such quoted market interest rates do not give effect to anticipated changes in market interest rates.

Deloitte &
 Touche LLP
-----------                ---------------------------------------------------
                           Suite 900                   Telephone (313)396-3000
                           600 Renaissance Center
                           Detroit, Michigan 48243-1704



INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan


We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust, as of December 31, 1995 and 1994, and the related statement of cash receipts and disbursements for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of Chrysler Financial Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust as of December 31, 1995 and 1994, and its cash receipts and disbursements for each of the three years in the period ended December 31, 1995 on the basis of accounting described in Note 1.


/s/ Deloitte & Touche LLP

January 18, 1996

---------------
Deloitte Touche
Tohmatsu
International
---------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.


                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11. EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.


                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

1.    Financial Statements

      Financial statements for CARCO Auto Loan Master Trust as follows:

      Statement of Assets, Liabilities and Equity - December 31, 1995 and 1994 (page 5 of this report)

      Statement of Cash Receipts and Disbursements for the three years ended December 31, 1995, 1994 & 1993 (page 6 of this report)

      Notes to financial statements (pages 7-11 of this report)

      Independent Auditors' Report (page 12 of this report)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K - continued

2.    Financial Statement Schedules

      All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

3.    Exhibits

      (a) The following exhibits are filed as a part of this report:


Exhibit No.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K (continued)

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K (continued)

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K (continued)

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K (continued)

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

    4-CC Series 1995-5 Supplement dated as of November 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, and joined in by Societe Generale, Chicago Branch, as Agent.

    27              Financial Data Schedule.

    (b) No reports on Form 8-K were filed by the Trust during the last quarter of the period covered by this report.

                         CARCO AUTO LOAN MASTER TRUST


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                               CARCO Auto Loan Master Trust (Registrant)
                          By:  Chrysler Financial Corporation, as Servicer
                               -------------------------------------------









Date:  March 28, 1996     By:  s/T. F. Gilman
                               -------------------------------------------
                               T. F. Gilman, Vice President and Controller
                                             Principal Accounting Officer

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


    4-J             Series C Supplement, dated as of May 1, 1992, among U.S.
                    Auto Receivable Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-J to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1992, and incorporated herein by reference.

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

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
-------                  ----------------------
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

    4-CC Series 1995-5 Supplement dated as of November 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, and joined in by Societe Generale, Chicago Branch, as Agent.

    27              Financial Data Schedule.