Form 10-K405/A
period 1995-12-31
CARCO AUTO LOAN MASTER TRUST
filed 1996-04-02
CIK 873446

CONFORMED
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 1
                                 to Form 10-K



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
                       ---------

                         CARCO AUTO LOAN MASTER TRUST
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       State of New York                                  Not Applicable
- ------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S.  Employer
 incorporation or organization)                         Identification No.)

27777 Franklin Road, Southfield, Michigan                              48034
- ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code        (810) 948-3060
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue Date            Series Description
Maturity Date         Principal Amount
- -------------         -------------------
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

December 1991         Money Market Auto Loan Asset Backed Certificates, Series A
March 1992            $300 million

March 1992            Money Market Auto Loan Asset Backed Certificates, Series B
June 1992             $350 million

May 1992              Money Market Auto Loan Asset Backed Certificates, Series C
August 1992           $150 million

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date           Series Description
Maturity Date        Principal Amount
- -------------        -------------------
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


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC.

                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                          Principal Amount
Date                    Series Description                                       (in millions)
- -----                   ------------------                                     ----------------
 6/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1            $400 (1)
 8/91    7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2                   $250 (1)
 8/91    7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                   $750
10/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4            $500 (1)
12/91    Money Market Auto Loan Asset Backed Certificates, Series A                  $300 (1)
 3/92    Money Market Auto Loan Asset Backed Certificates, Series B                  $350 (1)
 5/92    Money Market Auto Loan Asset Backed Certificates, Series C                  $150 (1)
 7/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1            $400 (1)
10/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2            $400
 2/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1            $250
11/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
             Class A-1 Money Market Extendible Certificates                          $400
             Class A-2 Medium Term Certificates                                      $100
10/94    Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1            $500
12/94    7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                   $500
12/94    8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                   $350
 1/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1            $600
 3/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2            $600
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3            $500
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4            $500
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A           $500
12/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5            $250

Receivables in excess of total investors certificates outstanding at December 31, 1995 and 1994, are represented by Certificates held by USA.

(1)  Series matured prior to 12/31/95.  Refer to Note 5 for further details.


                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                       Expected
             Interest                 Interest         Principal       Maturity
Series       Rate                     Payments         Payments(1)     Date(2)
- ------       --------                 --------         -----------     -------
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

Deloitte &
 Touche LLP
- -----------                ---------------------------------------------------
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


/s/ Deloitte & Touche LLP

January 18, 1996

- ---------------
Deloitte Touche
Tohmatsu
International
- ---------------

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

                         CARCO AUTO LOAN MASTER TRUST


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.








                               CARCO Auto Loan Master Trust (Registrant)
                          By:  Chrysler Financial Corporation, as Servicer
                               -------------------------------------------









Date:  April 2, 1996      By:  s/T. F. Gilman
                               -------------------------------------------
                               T. F. Gilman, Vice President and Controller
                                             Principal Accounting Officer

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- -------                  ----------------------


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

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- -------                  ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- -------                  ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- -------                  ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- -------                  ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- -------                  ----------------------
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