Form 10-Q
period 1996-03-31
CARCO AUTO LOAN MASTER TRUST
filed 1996-05-14
CIK 873446

CONFORMED

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 1996
                               -----------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission file number __ - ________


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


   27777 Franklin Road, Southfield, Michigan                          48034
- ------------------------------------------------------------------------------
    (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code        (810) 948-3058
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

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)


                                                             March 31,
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
                                                            (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                     $  267.0      $   87.1

Receivables (Note 4)                                    7,917.8       5,916.5
                                                       --------      --------

TOTAL ASSETS                                           $8,184.8      $6,003.6
                                                       ========      ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)          $  267.0      $   87.1

Asset Backed Certificates (Notes 3 and 4)               7,917.8       5,916.5
                                                       --------      --------


TOTAL LIABILITIES AND EQUITY                           $8,184.8      $6,003.6
                                                       ========      ========

See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1996          1995
                                                           ----          ----
                                                              (unaudited)

CASH RECEIPTS

Collections of Interest                                  $  179.5      $  111.7

Deposits to Subordinated Accounts                              --           9.0

Proceeds from Sales of Investor Certificates                   --       1,200.0

Collections of Principal                                    150.0             -
                                                         --------      --------

TOTAL CASH RECEIPTS                                         329.5       1,320.7
                                                         --------      --------


CASH DISBURSEMENTS

Purchases of Certificates Held By USA                          --       1,200.0

Distributions of Interest                                   183.4          88.0

Distributions of Servicer Fees                               15.5           9.1
                                                         --------      --------

TOTAL CASH DISBURSEMENTS                                    198.9       1,297.1
                                                         --------      --------


CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS               130.6          23.6

SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD               136.4          63.5
                                                         --------      --------

SHORT-TERM INVESTMENTS AT END OF PERIOD                  $  267.0      $   87.1
                                                         ========      ========


See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC.

                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES


The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                         Principal Amount
Date     Series Description                                                     (in millions)
- -----    ------------------                                                   ----------------

 6/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1           $400   (1)
 8/91    7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2                  $250   (1)
 8/91    7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                  $750   (2)
10/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4           $500   (1)
12/91    Money Market Auto Loan Asset Backed Certificates, Series A                 $300   (1)
 3/92    Money Market Auto Loan Asset Backed Certificates, Series B                 $350   (1)
 5/92    Money Market Auto Loan Asset Backed Certificates, Series C                 $150   (1)
 7/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1           $400   (1)
10/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2           $400
 2/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1           $250
11/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
            Class A-1 Money Market Extendible Certificates                          $400
            Class A-2 Medium Term Certificates                                      $100
10/94    Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1           $500
12/94    7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                  $500
12/94    8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                  $350
 1/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1           $600
 3/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2           $600
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3           $500
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4           $500
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A          $500
12/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5           $250

Receivables in excess of total investors certificates outstanding at March 31, 1996 and 1995, are represented by Certificates held by USA.

(1) Series matured prior to March 31, 1996. Refer to Note 5 for further details.

(2) During March, 1996, the Trust began accumulating principal collections for the Series 1991-3 Certificates which will mature on August 15, 1996. As of March 31, 1996 the Trust had accumulated $150 million of principal collections.

                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                                       Expected
               Interest                     Interest             Principal             Maturity
Series         Rate                         Payments             Payments(1)           Date(2)
- ------         --------                     --------             ---------             --------

91-1           LIBOR + 0.25%                Monthly               7-12/1994            Matured
91-2           7 3/8% (3)                   Semi-Annually         8/1993               Matured
91-3           7 7/8% (3)                   Semi-Annually          --                   8/1996 (4)
91-4           LIBOR + 0.50%                Monthly              10/1994               Matured
 A             Comm Paper + 0.20%           Monthly               3/1992               Matured
 B             Comm Paper + 0.25%           Monthly               6/1992               Matured
 C             Comm Paper + 0.25%           Monthly               8/1992               Matured
92-1           LIBOR + 0.20%                Monthly               8/1994               Matured
92-2           LIBOR + 0.35%                Monthly                --                  10/1997
93-1           LIBOR + 0.28%                Monthly                --                   2/1998
93-2  A-1      Comm Paper + 0.075%          Monthly                --                  11/1998
      A-2      LIBOR + 0.26%                Monthly                --                  11/1998
94-1           LIBOR + 0.18%                Monthly                --                  10/1999
94-2           7 7/8% (3)                   Semi-Annually          --                   8/1997
94-3           8 1/8% (3)                   Annually               --                  11/1997
95-1           LIBOR + 0.16%                Monthly                --                   7/1998
95-2           LIBOR + 0.13%                Monthly                --                   3/2000
95-3           Fed Funds + 0.25%            Monthly                --                   6/1998
95-4           Fed Funds + 0.26%            Monthly                --                   5/1998
95-4A          Fed Funds + 0.26%            Monthly                --                   7/1998
95-5           Comm Paper + 0.1875%         Monthly                --                   2/2000

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

(4) During March, 1996, the Trust began accumulating principal collections for the Series 1991-3 Certificates which will mature on August 15, 1996. As of March 31, 1996 the Trust had accumulated $150 million of principal collections.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue Date            Series Description
Maturity Date         Principal Amount
- -------------         ------------------
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

October 1994          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
Outstanding           $500 million

December 1994         7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
Outstanding           $500 million

December 1994         8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
Outstanding           $350 million

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Issue Date            Series Description
Maturity Date         Principal Amount
- -------------         ------------------
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

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3
Outstanding           $500 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
Outstanding           $500 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
Outstanding           $500 million

December 1995         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
Outstanding           $250 million

Chrysler Credit Corporation ("CCC") serviced the Receivables for a fee prior to January 1, 1996. On December 31, 1995 CCC merged with and into Chrysler Financial Corporation ("CFC"). CFC has serviced the Receivables for a fee since this merger.

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

    4-CC Series 1995-5 Supplement dated as of November 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, and joined in by Societe Generale, Chicago Branch, as Agent. Filed as Exhibit 4-CC to the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

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




                                 CARCO Auto Loan Master Trust (Registrant)
                           By:   Chrysler Financial Corporation, as Servicer
                                 -------------------------------------------



Date:  May 13, 1996        By:   s/T. F. Gilman
                                 -------------------------------------------
                                 T. F. Gilman, Vice President and Controller
                                               Principal Accounting Officer

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

   4-H First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-H to the Trust's Quarterly Report on Form 10- Q for the period ended March 31, 1992, and incorporated herein by reference.

   4-I Series B Supplement, dated as of March 1, 1992 among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4- I to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1992, and incorporated herein by reference.

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX



Exhibit
Number                   Description of Exhibit

   4-J Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4- J to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1992, and incorporated herein by reference.

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

   4-T Second Amendment dated as of September 21, 1993, to Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to USA's Registration Statement on Form S-1 (File No. 33- 70144) and incorporated herein by reference.

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

                         CARCO AUTO LOAN MASTER TRUST

                                 EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit

   4-CC Series 1995-5 Supplement dated as of November 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, and joined in by Societe Generale, Chicago Branch, as Agent. Filed as Exhibit 4-CC to the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

   27       Financial Data Schedule.