Form 10-Q
period 1996-06-30
CARCO AUTO LOAN MASTER TRUST
filed 1996-08-12
CIK 873446

CONFORMED


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q






/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 1996
                                --------------


                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_____________to____________

Commission file number   -
                      --------------

                         CARCO AUTO LOAN MASTER TRUST
- ----------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


                  State of New York                            Not Applicable
- -----------------------------------------------------------------------------

        (State or other jurisdiction of                     (I.R.S.  Employer
         incorporation or organization)                   Identification No.)


    27777 Franklin Road, Southfield, Michigan                           48034
- -----------------------------------------------------------------------------

     (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (810) 948-3058
                                                           ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ x_ No

                         PART I. FINANCIAL INFORMATION


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
                           (in millions of dollars)


                                                            June 30,
                                                            --------
                                                     1996          1995
                                                     ----          ----
                                                         (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                   $  769.2      $  785.4

Receivables (Note 4)                                  8,285.7       6,179.6
                                                     --------      --------

TOTAL ASSETS                                         $9,054.9      $6,965.0
                                                     ========      ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)        $  769.2      $  785.4

Asset Backed Certificates (Notes 3 and 4)             8,285.7       6,179.6
                                                     --------      --------

TOTAL LIABILITIES AND EQUITY                         $9,054.9      $6,965.0
                                                     ========      ========

See Notes to Financial Statements.



                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                       1996         1995
                                                     --------      --------
                                                          (unaudited)
CASH RECEIPTS

Collections of Interest                              $  382.7      $  282.0

Deposits to Subordinated Accounts                          --         654.8

Proceeds from Sales of Investor Certificates               --       2,700.0

Collections of Principal                                600.0            --
                                                     --------      --------

TOTAL CASH RECEIPTS                                     982.7       3,636.8
                                                     --------      --------


CASH DISBURSEMENTS

Purchases of Certificates Held By USA                      --       2,700.0

Distributions of Interest                               318.9         193.4

Distributions of Servicer Fees                           31.0          21.5
                                                     --------      --------

TOTAL CASH DISBURSEMENTS                                349.9       2,914.9
                                                     --------      --------


CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS           632.8         721.9

SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD           136.4          63.5
                                                     --------      --------

SHORT-TERM INVESTMENTS AT END OF PERIOD              $  769.2      $  785.4
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

Receivables in excess of total investors certificates outstanding at June 30, 1996 and 1995, are represented by Certificates held by USA.

(1)  Series matured prior to June 30, 1996.  Refer to Note 5 for further details.

(2) Since March, 1996, the Trust has been accumulating principal collections for the Series 1991-3 Certificates which will mature on August 15, 1996. As of June 30, 1996 the Trust had accumulated $600 million of principal collections.

                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                                       Expected
               Interest                     Interest             Principal             Maturity
Series         Rate                         Payments             Payments(1)           Date(2)
- ------         --------                     --------             -----------           --------
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

(4) Since March, 1996, the Trust has been accumulating principal collections for the Series 1991-3 Certificates which will mature on August 15, 1996. As of June 30, 1996 the Trust had accumulated $600 million of principal collections.

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









                                CARCO Auto Loan Master Trust (Registrant)

                          By:   Chrysler Financial Corporation, as Servicer
                                -------------------------------------------








Date:  August 8, 1996     By:   s/T. F. Gilman
                                -------------------------------------------
                                T. F. Gilman, Vice President and Controller
                                               Principal Accounting Officer

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