Form 10-Q
period 1996-09-30
CARCO AUTO LOAN MASTER TRUST
filed 1996-10-28
CIK 873446

CONFORMED


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q




__X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 1996
                                 ------------------

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_____________to________________

Commission file number   -
                      ------------


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


 27777 Franklin Road, Southfield, Michigan                 48034
-----------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (810) 948-3058
                                                  -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ x__ No______

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS
-------     --------------------

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

-------     ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)


                                                         September 30,
                                                         -------------
                                                       1996          1995
                                                       ----          ----
                                                          (unaudited)

ASSETS

Cash and Cash Equivalents (Note 2)                   $  122.9      $  570.0

Receivables (Note 4)                                  7,348.1       6,382.5
                                                     --------      --------
TOTAL ASSETS                                         $7,471.0      $6,952.5
                                                     ========      ========


LIABILITIES AND EQUITY
Amounts Held for Future Distribution (Note 2)        $  122.9      $  570.0

Asset Backed Certificates (Notes 3 and 4)             7,348.1       6,382.5
                                                     --------      --------

TOTAL LIABILITIES AND EQUITY                         $7,471.0      $6,952.5
                                                     ========      ========

See Notes to Financial Statements.

-------    ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                         1996          1995
                                                         ----          ----
                                                            (unaudited)
CASH RECEIPTS
Collections of Interest                                $  568.1      $  461.5

Deposits to Subordinated Accounts                            --         461.3

Proceeds from Sales of Investor Certificates                 --       2,700.0

Collections of Principal                                  750.0            --
                                                       --------      --------
TOTAL CASH RECEIPTS                                     1,318.1       3,622.8
                                                       --------      --------

CASH DISBURSEMENTS
Purchases of Certificates Held By USA                        --       2,700.0

Distribution of Principal                                 750.0            --

Distributions of Interest                                 531.7         382.0

Distribution from Subordinated Accounts                     4.1            --

Distributions of Servicer Fees                             45.8          34.3
                                                       --------      --------
TOTAL CASH DISBURSEMENTS                                1,331.6       3,116.3
                                                       --------      --------


CHANGE IN CASH AND CASH EQUIVALENTS                       (13.5)        506.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          136.4          63.5
                                                       --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  122.9      $  570.0
                                                       ========      ========


See Notes to Financial Statements.

-------    ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Basis of Accounting

The financial statements of CARCO Auto Loan Master Trust (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Derivative Financial Instruments

The Trust uses derivative financial instruments to manage its exposure arising from declines in interest rates. The derivative financial instruments used have been limited to interest rate swap agreements. The Trust does not use derivative financial instruments for trading purposes.

Interest differentials resulting from interest rate swap agreements are recorded on a cash basis as an adjustment to interest collections.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------

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


NOTE 3 - RELATED PARTIES
------------------------

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC.

-------    ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES
------------------------------

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                       Principal Amount
Date    Series Description                                                     (in millions)
----    ------------------                                                  ----------------
 6/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1       $400   (1)
 8/91    7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2              $250   (1)
 8/91    7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3              $750   (1)
10/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4       $500   (1)
12/91    Money Market Auto Loan Asset Backed Certificates, Series A             $300   (1)
 3/92    Money Market Auto Loan Asset Backed Certificates, Series B             $350   (1)
 5/92    Money Market Auto Loan Asset Backed Certificates, Series C             $150   (1)
 7/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1       $400   (1)
10/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2       $400
 2/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1       $250
11/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
            Class A-1 Money Market Extendible Certificates                      $400
            Class A-2 Medium Term Certificates                                  $100
10/94    Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1       $500
12/94    7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2              $500
12/94    8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3              $350
 1/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1       $600
 3/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2       $600
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3       $500
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4       $500
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A      $500
12/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5       $250

Receivables in excess of total investors certificates outstanding at September 30, 1996 and 1995, are represented by Certificates held by USA.

(1)  Series matured prior to September 30, 1996.  Refer to Note 5 for further details.

-------     ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS
----------------------------------------

                                                                       Expected
               Interest                Interest         Principal      Maturity
Series         Rate                    Payments         Payments(1)    Date(2)
------         --------                --------         -----------    -------

91-1           LIBOR + 0.25%           Monthly           7-12/1994     Matured
91-2           7 3/8% (3)              Semi-Annually     8/1993        Matured
91-3           7 7/8% (3)              Semi-Annually     8/1996        Matured
91-4           LIBOR + 0.50%           Monthly          10/1994        Matured
 A             Comm Paper + 0.20%      Monthly           3/1992        Matured
 B             Comm Paper + 0.25%      Monthly           6/1992        Matured
 C             Comm Paper + 0.25%      Monthly           8/1992        Matured
92-1           LIBOR + 0.20%           Monthly           8/1994        Matured
92-2           LIBOR + 0.35%           Monthly            --           10/1997
93-1           LIBOR + 0.28%           Monthly            --            2/1998
93-2  A-1      Comm Paper + 0.075%     Monthly            --           11/1998
      A-2      LIBOR + 0.26%           Monthly            --           11/1998
94-1           LIBOR + 0.18%           Monthly            --           10/1999
94-2           7 7/8% (3)              Semi-Annually      --            8/1997
94-3           8 1/8% (3)              Annually           --           11/1997
95-1           LIBOR + 0.16%           Monthly            --            7/1998
95-2           LIBOR + 0.13%           Monthly            --            3/2000
95-3           Fed Funds + 0.25%       Monthly            --            6/1998
95-4           Fed Funds + 0.26%       Monthly            --            5/1998
95-4A          Fed Funds + 0.26%       Monthly            --            7/1998
95-5           Comm Paper + 0.1875%    Monthly            --            2/2000

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

-------     ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - FEDERAL INCOME TAXES
-----------------------------

The Certificates, in the opinion of outside legal counsel, will not be characterized as debt of the Trust for federal income tax purposes. Certificate holders will be subject to income tax on interest earned with respect to the Certificates.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------


The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue Date            Series Description
Maturity Date         Principal Amount
-------------         ------------------

June 1991             Floating Rate Auto Loan Asset Backed Certificates,
December 1994         Series 1991-1 $400 million

August 1991           7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2
August 1993           $250 million

August 1991           7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3
August 1996           $750 million

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

February 1993         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
Outstanding           $250 million

November 1993         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
Outstanding           $500 million

October 1994          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
Outstanding           $500 million

December 1994         7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
Outstanding           $500 million

December 1994         8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
Outstanding           $350 million

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------------------

Issue Date            Series Description
Maturity Date         Principal Amount
-------------         ------------------
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

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

The Trust has no employees.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEMS 1, 2, 3, 4, 5.
--------------------
There is nothing to report with regard to these items.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (continued)
-------     --------------------------------------------

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (continued)
-------     --------------------------------------------

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (continued)
-------     --------------------------------------------

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (continued)
-------     --------------------------------------------


    4-DD Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company and The Bank of New York.

     27     Financial Data Schedule.


    (b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                  SIGNATURES
                                  ----------

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








                               CARCO Auto Loan Master Trust (Registrant)
                           By: Chrysler Financial Corporation, as Servicer
                               -------------------------------------------








Date:  October 24, 1996    By: s/T. F. Gilman
                               -------------------------------------------
                               T. F. Gilman, Vice President and Controller
                                                  Principal Accounting Officer

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                 EXHIBIT INDEX
                                --------------

Exhibit
Number                   Description of Exhibit
------                   ----------------------


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

                       CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                 EXHIBIT INDEX
                                --------------


Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                 EXHIBIT INDEX
                                --------------



Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                 EXHIBIT INDEX
                                --------------

Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                 EXHIBIT INDEX
                                --------------

Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                       CARCO AUTO LOAN MASTER TRUST
                       ----------------------------

                                 EXHIBIT INDEX
                                --------------

Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                       CARCO AUTO LOAN MASTER TRUST
                       ----------------------------

                                 EXHIBIT INDEX
                                --------------


Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

  4-DD Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company and The Bank of New York.


  27        Financial Data Schedule.