Form 10-K
period 1996-12-31
CARCO AUTO LOAN MASTER TRUST
filed 1997-03-27
CIK 873446

CONFORMED



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K




_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    For the fiscal year ended December 31, 1996
                              -----------------
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to
                              ------------   ----------------
Commission file number   -
                     ---------------


                         CARCO AUTO LOAN MASTER TRUST
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           State of New York                           Not Applicable
----------------------------------------------------------------------------
        (State or other jurisdiction of                (I.R.S.  Employer
         incorporation or organization)                 Identification No.)


        27777 Franklin Road, Southfield, Michigan             48034
----------------------------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code      (810) 948-3058
                                                   -------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                   PART I.

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

All new Receivables arising under the Accounts prior to January 1, 1996, were sold by CCC to USA and transferred by USA to the Trust. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust were sold by Chrysler Financial Corporation ("CFC") to USA and transferred by USA to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectible or otherwise adjusted.

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

May 1995          Floating Rate Auto Loan Asset Backed Certificates,
                   Series 1995-3
Outstanding       $500 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates,
                   Series 1995-4
Outstanding       $500 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates,
                   Series 1995-4A
Outstanding       $500 million

December 1995     Floating Rate Auto Loan Asset Backed Certificates,
                   Series 1995-5
Outstanding       $250 million

November 1996     Floating Rate Auto Loan Asset Backed Certificates,
                   Series 1996-1
Outstanding       $500 million

December 1996     Floating Rate Auto Loan Asset Backed Certificates,
                   Series 1996-2
Outstanding       $500 million

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



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)



                                                      December 31,
                                                ----------------------
                                                  1996          1995
                                                ---------   ----------
ASSETS

Cash and Cash Equivalents (Note 2)             $    120.9   $    136.4

Receivables (Note 4)                              8,158.0      7,858.6
                                               ----------   ----------

TOTAL ASSETS                                   $  8,278.9   $  7,995.0
                                               ==========   ==========

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)  $    120.9   $    136.4

Asset Backed Certificates (Notes 3 and 4)         8,158.0      7,858.6
                                               ----------   ----------

TOTAL LIABILITIES AND EQUITY                   $  8,278.9   $  7,995.0
                                               ==========   ==========


See Notes to Financial Statements.


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)



                                                             Year Ended December 31,
                                                        -----------------------------------
                                                          1996          1995           1994
                                                        -------       -------        ------
CASH RECEIPTS

Collections of Interest                                 $  739.0      $  631.9       $  306.6
Deposits to Subordinated Accounts                            7.5          22.1            3.0
Proceeds from Sales of
   Investor Certificates                                 1,000.0       2,950.0        1,350.0
Collections of Principal                                   750.0            --        1,300.0
                                                        --------      --------       --------

TOTAL CASH RECEIPTS                                      2,496.5       3,604.0        2,959.6
                                                        --------      --------       --------


CASH DISBURSEMENTS

Purchases of Certificates held by USA                    1,000.0       2,950.0        1,350.0
Distributions of Interest                                  697.6         533.6          275.6
Distributions of Principal                                 750.0            --        1,300.0
Distributions of Amounts from
   Subordinated Accounts                                     4.1            --            8.6
Distributions of Service Fees                               60.3          47.5           29.0
                                                        --------      --------       --------

TOTAL CASH DISBURSEMENTS                                 2,512.0       3,531.1        2,963.2
                                                        --------      --------       --------

(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)
  CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS            (15.5)         72.9           (3.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           136.4          63.5           67.1
                                                        --------      --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  120.9      $  136.4       $   63.5
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


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                           Principal Amount
Date           Series Description                                                  (in millions)
----           ------------------                                               ----------------

 6/91       Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1          $400   (1)
 8/91       7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2                 $250   (1)
 8/91       7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                 $750   (1)
10/91       Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4          $500   (1)
12/91       Money Market Auto Loan Asset Backed Certificates, Series A                $300   (1)
 3/92       Money Market Auto Loan Asset Backed Certificates, Series B                $350   (1)
 5/92       Money Market Auto Loan Asset Backed Certificates, Series C                $150   (1)
 7/92       Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1          $400   (1)
10/92       Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2          $400
 2/93       Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1          $250
11/93       Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
               Class A-1 Money Market Extendible Certificates                         $400
               Class A-2 Medium Term Certificates                                     $100
10/94       Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1          $500
12/94       7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                 $500
12/94       8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                 $350
 1/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1          $600
 3/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2          $600
 5/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3          $500
 5/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4          $500
 5/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A         $500
12/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5          $250
11/96       Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1          $500
12/96       Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2          $500

Receivables in excess of total investors certificates outstanding at December 31, 1996 and 1995, are represented by Certificates held by USA.

(1)  Series matured prior to 12/31/96.  Refer to Note 5 for further details.


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                               Expected
               Interest             Interest             Principal             Maturity
Series         Rate                 Payments             Payments(1)           Date(2)
------         ----                 --------             -----------           --------

91-1           LIBOR + 0.25%        Monthly                7-12/1994            Matured
91-2           7 3/8% (3)           Semi-Annually          8/1993               Matured
91-3           7 7/8% (3)           Semi-Annually          8/1996               Matured
91-4           LIBOR + 0.50%        Monthly               10/1994               Matured
 A             Comm Paper + 0.20%   Monthly                3/1992               Matured
 B             Comm Paper + 0.25%   Monthly                6/1992               Matured
 C             Comm Paper + 0.25%   Monthly                8/1992               Matured
92-1           LIBOR + 0.20%        Monthly                8/1994               Matured
92-2           LIBOR + 0.35%        Monthly                 --                  10/1997
93-1           LIBOR + 0.28%        Monthly                 --                   2/1998
93-2  A-1      Comm Paper + 0.075%  Monthly                 --                  11/1998
      A-2      LIBOR + 0.26%        Monthly                 --                  11/1998
94-1           LIBOR + 0.18%        Monthly                 --                  10/1999
94-2           7 7/8% (3)           Semi-Annually           --                   8/1997
94-3           8 1/8% (3)           Annually                --                  11/1997
95-1           LIBOR + 0.16%        Monthly                 --                   7/1998
95-2           LIBOR + 0.13%        Monthly                 --                   3/2000
95-3           Fed Funds + 0.25%    Monthly                 --                   6/1998
95-4           Fed Funds + 0.26%    Monthly                 --                   5/1998
95-4A          Fed Funds + 0.26%    Monthly                 --                   7/1998
95-5           Comm Paper + 0.1875% Monthly                 --                   2/2000
96-1           LIBOR + 0.135%       Monthly                 --                  11/2003
96-2           LIBOR + 0.05%        Monthly                 --                  12/2001


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

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows:

                                                December 31, 1996            December 31, 1995
                                         ---------------------------    ------------------------
                                           Carrying       Fair          Carrying     Fair
                                           Amounts        Value         Amounts      Value
                                         -------------    -------       ---------    -----
                                                         (in millions of dollars)

Receivables                              $8,158.0     $8,158.0           $7,858.6  $7,858.6
Asset Backed Certificates                $8,158.0     $8,158.0           $7,858.6  $7,858.6

Assumptions and Methodologies

The carrying value of cash and cash equivalents and amounts held for future distribution approximate market value due to the short maturity of these instruments.

The carrying value of variable rate receivables was assumed to approximate fair value since they are priced at current market rates.

The fair value of Asset Backed Certificates was estimated using quoted market prices for investors' certificates and net realizable value for excess receivables.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Derivative Financial Instruments

The Trust is exposed to the risk of declining interest rates as a result of financing the acquisition of receivables bearing floating rates with fixed rate certificates. As described in Note 5, the Trust has entered into interest rate swap agreements with CFC to reduce its exposure to decreases in interest rates. The interest rate swaps are matched to specific Series of Certificates issued by the Trust. Under the terms of the agreements the Trust receives a fixed rate interest payment from CFC in return for interest payments based on a variable rate. The weighted average fixed rate received by the Trust was 7.98% at December 31, 1996 and 7.93% at December 31, 1995. The weighted average floating rate paid to CFC was 5.64% and 6.00% at December 31, 1996 and December 31, 1995, respectively. The Trust does not enter into derivative financial instruments for trading purposes.

Interest rate swap differentials are deposited in, or paid from, the collection account. Funds remaining in the collection account after distribution to Certificateholders are returned to USA.

The table below summarizes the Trust's position in interest rate swap agreements:

                                December 31, 1996             December 31, 1995
                                -----------------          --------------------
                                Contract                    Contract
                                   or         Unrealized        or      Unrealized
                                Notional        Gains        Notional     Gains
                                 Amount        (Losses)       Amount     (Losses)
                                -------       ----------    ---------   ----------
                                          (in millions of dollars)
Pay variable interest
 rate swaps                     $850.0        $14.5          $1,600.0      $49.2

The fair value of the Trust's interest rate swap agreements was estimated by discounting net cash flows using quoted market interest rates in effect at the end of each year presented. Such quoted market interest rates do not give effect to anticipated changes in market interest rates.

Deloitte &
Touche LLP
-----------------                       --------------------------------------
                                        Suite 900     Telephone (313) 396-3000
                                        600 Renaissance Center
                                        Detroit, Michigan 48243-1704


INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust as of December 31, 1996 and 1995, and the related statement of cash receipts and disbursements for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of Chrysler Financial Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust as of December 31, 1996 and 1995, and its cash receipts and disbursements for each of the three years in the period ended December 31, 1996 on the basis of accounting described in Note 1.


/s/ Deloitte & Touche LLP

January 21, 1997

--------------------
Deloitte Touche
Tohmatsu
International
--------------------

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1.      Financial Statements

        Financial statements for CARCO Auto Loan Master Trust as follows:

        Statement of Assets, Liabilities and Equity - December 31, 1996 and 1995 (page 6 of this report)

        Statement of Cash Receipts and Disbursements for the three years ended December 31, 1996, 1995 & 1994 (page 7 of this report)

        Notes to financial statements (pages 8-12 of this report)

        Independent Auditors' Report (page 13 of this report)

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

   4-DD Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

   4-EE Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee.

   4-FF Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee.

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








                             CARCO Auto Loan Master Trust (Registrant)
                       By:   Chrysler Financial Corporation, as Servicer
                             -------------------------------------------








Date: March 13, 1997   By:   /s/ T. F. Gilman
                             -------------------------------------------
                             T. F. Gilman, Vice President and Controller
                                            Principal Accounting Officer

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

                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX



Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

  4-DD Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
------                   ----------------------

  4-EE Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee.

  4-FF Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee.

   27       Financial Data Schedule.