Form 10-Q
period 1997-03-31
CARCO AUTO LOAN MASTER TRUST
filed 1997-05-14
CIK 873446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



__X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 1997
                              -----------------
                                      OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.


For the transition period from             to
                              ------------    ------------------

Commission file number   -
                      --------------


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


  27777 Franklin Road, Southfield, Michigan               48034
  --------------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code      (810) 948-3058
                                                        --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes__X__   NO____

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


ITEM 1. FINANCIAL STATEMENTS
------- --------------------
The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.

------- ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)


                                                            March 31,
                                                            ---------
                                                       1997        1996
                                                       ----        ----
                                                         (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                  $    113.4   $    267.0

Receivables (Note 4)                                   8,886.2      7,917.8
                                                    ----------   ----------

TOTAL ASSETS                                        $  8,999.6   $  8,184.8
                                                    ==========   ==========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)       $    113.4   $    267.0

Asset Backed Certificates (Notes 3 and 4)              8,886.2      7,917.8
                                                    ----------   ----------

TOTAL LIABILITIES AND EQUITY                        $  8,999.6   $  8,184.8
                                                    ==========   ==========


See Notes to Financial Statements.

------- ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                           1997         1996
                                                          -----        -----
                                                               (unaudited)

CASH RECEIPTS

Collections of Interest                                  $  177.2    $  179.5

Collections of Principal                                       --       150.0
                                                         --------    --------

TOTAL CASH RECEIPTS                                         177.2       329.5
                                                         --------    --------

CASH DISBURSEMENTS

Distributions of Interest                                   168.6       183.4

Distributions of Servicer Fees                               16.1        15.5
                                                         --------    --------

TOTAL CASH DISBURSEMENTS                                    184.7       198.9
                                                         --------    --------

CHANGE IN CASH AND CASH EQUIVALENTS                          (7.5)      130.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            120.9       136.4
                                                         --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  113.4    $  267.0
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


NOTE 3 -  RELATED PARTIES
--------  ---------------

U.S. Auto Receivables company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC.

------- --------------------------------

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

Receivables in excess of total investor's certificates outstanding at March 31, 1997 and 1996, are represented by Certificates held by USA.

(1) Series matured prior to March 31, 1997. Refer to Note 5 for further details.

                                      6

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------  ---------------------------------------
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


The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue Date            Series Description
Maturity Date         Principal Amount
-------------         ------------------

June 1991             Floating Rate Auto Loan Asset Backed Certificates,
December 1994         Series 1991-1  $400 million

August 1991           7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2
August 1993           $250 million

August 1991           7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3
August 1996           $750 million

October 1991          Floating Rate Auto Loan Asset Backed Certificates,
October 1994          Series 1991-4 $500 million

December 1991         Money Market Auto Loan Asset Backed Certificates,
March 1992            Series A $300 million

March 1992            Money Market Auto Loan Asset Backed Certificates,
June 1992             Series B $350 million

May 1992              Money Market Auto Loan Asset Backed Certificates,
August 1992           Series C $150 million

July 1992             Floating Rate Auto Loan Asset Backed Certificates,
August 1994           Series 1992-1 $400 million

October 1992          Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1992-2 $400 million

February 1993         Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1993-1 $250 million

November 1993         Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1993-2 $500 million

October 1994          Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1994-1 $500 million

December 1994         7 7/8% Auto Loan Asset Backed Certificates,
Outstanding           Series 1994-2 $500 million

December 1994         8 1/8% Auto Loan Asset Backed Certificates,
Outstanding           Series 1994-3 $350 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------  ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
        ---------------------------------------------------------




Issue Date            Series Description
Maturity Date         Principal Amount
-------------         ------------------

January 1995          Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1995-1 $600 million

March 1995            Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1995-2 $600 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1995-3 $500 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1995-4 $500 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1995-4A $500 million

December 1995         Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1995-5 $250 million

November 1996         Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1996-1 $500 million

December 1996         Floating Rate Auto Loan Asset Backed Certificates,
Outstanding           Series 1996-2 $500 million

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

                          PART II. OTHER INFORMATION
                          --------------------------

ITEMS 1, 2, 3, 4, 5.
--------------------

There is nothing to report with regard to these items.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------

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

------  --------------------------------------------

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

------  --------------------------------------------


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

------  --------------------------------------------


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

------  --------------------------------------------

4-EE Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

4-FF Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-FF to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

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




                                CARCO Auto Loan Master Trust (Registrant)
                        By:     Chrysler Financial Corporation, as Servicer
                                -------------------------------------------







Date:  May 13, 1997     By:     s/T. F. Gilman
                               -------------------------------------------
                               T. F. Gilman, Vice President and Controller
                                             Principal Accounting Officer

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                EXHIBIT INDEX
                                -------------


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

                                EXHIBIT INDEX
                                -------------


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

                         CARCO AUTO LOAN MATER TRUST
                         ---------------------------

                                EXHIBIT INDEX
                                -------------



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

                                EXHIBIT INDEX
                                -------------

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

                                EXHIBIT INDEX
                                -------------

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

                                EXHIBIT INDEX
                                -------------

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

                                EXHIBIT INDEX
                                -------------


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

  4-EE Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

  4-FF Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-FF to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

  27           Financial Data Schedule.