Form 10-Q
period 1997-06-30
CARCO AUTO LOAN MASTER TRUST
filed 1997-08-14
CIK 873446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 1997
                               -----------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.


For the transition period from             to
                               -----------    -----------


Commission file number   -
                      -----------------



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


  27777 Franklin Road, Southfield, Michigan                             48034
-----------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code         (248) 948-3058
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

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.

------------------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)

                                                                          June 30,
                                                                    --------------------
                                                                    1997            1996
                                                                    ----            ----
                                                                        (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                                $  481.5        $  769.2

Receivables (Note 4)                                               7,429.4         8,285.7
                                                                  --------        --------

TOTAL ASSETS                                                      $7,910.9        $9,054.9
                                                                  ========        ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)                     $  481.5        $  769.2

Asset Backed Certificates (Notes 3 and 4)                          7,429.4         8,258.7
                                                                  --------        --------


TOTAL LIABILITIES AND EQUITY                                      $7,910.9        $9,054.9
                                                                  ========        ========

See Notes to Financial Statements.

------------------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                                     Six Months Ended
                                                                          June 30,
                                                                    --------------------
                                                                    1997            1996
                                                                    ----            ----
                                                                        (unaudited)
CASH RECEIPTS

Collections of Interest                                           $  371.4        $  382.7

Collections of Principal                                             335.0           600.0
                                                                  --------        --------

TOTAL CASH RECEIPTS                                                  706.4           982.7
                                                                  --------        --------


CASH DISBURSEMENTS

Distributions of Interest                                            313.5           318.9

Distributions of Servicer Fees                                        32.3            31.0
                                                                  --------        --------

TOTAL CASH DISBURSEMENTS                                             345.8           349.9
                                                                  --------        --------


CHANGE IN CASH AND CASH EQUIVALENTS                                  360.6           632.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     120.9           136.4
                                                                  --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  481.5        $  769.2
                                                                  ========        ========

See Notes to Financial Statements.

-----------------------------------------


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

------------------------------------------


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

(1) Series matured prior to June 30, 1997. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at June 30, 1997 and 1996, are represented by Certificates held by USA.

The Trust filed a Prospectus Supplement dated July 24, 1997, which is a supplement to the Prospectus dated October 25, 1996, where $700,000,000 of 6.689% Auto Loan Asset Backed Certificates, Series 1997-1, will be issued on August 18, 1997.

------------------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS
----------------------------------------


                                                                                         Expected
               Interest                     Interest               Principal             Maturity
Series         Rate                         Payments               Payments(1)           Date(2)
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

The Trust filed a Prospectus Supplement dated July 24, 1997, which is a supplement to the Prospectus dated October 25, 1996, where $700,000,000 of 6.689% Auto Loan Asset Backed Certificates, Series 1997-1, will be issued on August 18, 1997.

------------------------------------------


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
Maturity Date     Principal Amount
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

The Trust filed a Prospectus Supplement dated July 24, 1997, which is a supplement to the Prospectus dated October 25, 1996, where $700,000,000 of 6.689% Auto Loan Asset Backed Certificates, Series 1997-1, will be issued on August 18, 1997.

The Trust has no employees.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEMS 1, 2, 3, 4, 5.
--------------------

There is nothing to report with regard to these items.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

----------------------------------------------------

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

----------------------------------------------------

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

----------------------------------------------------

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

----------------------------------------------------

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








                                  CARCO Auto Loan Master Trust (Registrant)
                            By:   Chrysler Financial Corporation, as Servicer
                                  -------------------------------------------







Date:  August 13, 1997      By:   /s/ T. F. Gilman
                                  -------------------------------------------
                                  T. F. Gilman, Vice President and Controller
                                                Principal Accounting Officer

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

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                EXHIBIT INDEX
                                -------------

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                EXHIBIT INDEX
                                -------------

Exhibit
Number                    Description of Exhibit
-------                   ----------------------

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

                         CARCO AUTO LOAN MASTER TRUST
                         ----------------------------

                                EXHIBIT INDEX
                                -------------


Exhibit
Number                     Description of Exhibit
-------                    ----------------------

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