Form 10-Q
period 1997-09-30
CARCO AUTO LOAN MASTER TRUST
filed 1997-11-14
CIK 873446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 1997
                                --------------------

                                      OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.




For the transition period from  _________  to  _________

Commission file number   -
                       -------



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


      27777 Franklin Road, Southfield, Michigan                  48034
-----------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (248) 948-3058
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
                           (in millions of dollars)


                                                            September 30,
                                                          -----------------
                                                          1997         1996
                                                          ----         ----
                                                             (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                      $1,301.7     $  122.9

Receivables (Note 4)                                     6,985.4      7,348.1
                                                        --------     --------

TOTAL ASSETS                                            $8,287.1     $7,471.0
                                                        ========     ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)           $  662.7     $  122.9

Asset Backed Certificates (Notes 3 and 4)                7,624.4      7,348.1
                                                        --------     --------


TOTAL LIABILITIES AND EQUITY                            $8,287.1     $7,471.0
                                                        ========     ========


See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                          1997         1996
                                                          ----         ----
                                                             (unaudited)
CASH RECEIPTS

Collections of Interest                                 $  566.3    $  568.1

Deposits to Subordinated Accounts                          770.5          --

Proceeds from Sales of Investor Certificates               700.0          --

Collections of Principal                                   900.0       750.0
                                                        --------    --------

TOTAL CASH RECEIPTS                                      2,936.8     1,318.1
                                                        --------    --------


CASH DISBURSEMENTS

Purchase of Certificates Held by USA                       700.0          --

Distribution of Principal                                  500.0       750.0

Distributions of Interest                                  507.8       531.7

Distributions from Subordinated Accounts                      --         4.1

Distributions of Servicer Fees                              48.2        45.8
                                                        --------    --------

TOTAL CASH DISBURSEMENTS                                 1,756.0     1,331.6
                                                        --------    --------


CHANGE IN CASH AND CASH EQUIVALENTS                      1,180.8       (13.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           120.9       136.4
                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $1,301.7    $  122.9
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


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES


The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                            Principal Amount
Date           Series Description                                                  (in millions)
------         ------------------                                                ----------------
 6/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1         $400     (1)
 8/91          7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2                $250     (1)
 8/91          7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                $750     (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4         $500     (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A               $300     (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B               $350     (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C               $150     (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1         $400     (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2         $400
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1         $250
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                  Class A-1 Money Market Extendible Certificates                        $400
                  Class A-2 Medium Term Certificates                                    $100
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1         $500
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                $500     (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                $350
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1         $600
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2         $600
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3         $500
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4         $500
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A        $500
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5         $250
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1         $500
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2         $500
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $700

(1)  Series matured prior to September 30, 1997.  Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at September 30, 1997 and 1996 are represented by Certificates held by USA.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS


                                                                                          Expected
               Interest                     Interest            Principal                 Maturity
Series         Rate                         Payments            Payments(1)               Date(2)
------         --------                     --------            -----------               --------
91-1           LIBOR + 0.25%                Monthly             7-12/1994                 Matured
91-2           7 3/8% (3)                   Semi-Annually          8/1993                 Matured
91-3           7 7/8% (3)                   Semi-Annually          8/1996                 Matured
91-4           LIBOR + 0.50%                Monthly               10/1994                 Matured
 A             Comm Paper + 0.20%           Monthly                3/1992                 Matured
 B             Comm Paper + 0.25%           Monthly                6/1992                 Matured
 C             Comm Paper + 0.25%           Monthly                8/1992                 Matured
92-1           LIBOR + 0.20%                Monthly                8/1994                 Matured
92-2           LIBOR + 0.35%                Monthly                    --                 10/1997
93-1           LIBOR + 0.28%                Monthly                    --                  2/1998
93-2  A-1      Comm Paper + 0.075%          Monthly                    --                 11/1998
      A-2      LIBOR + 0.26%                Monthly                    --                 11/1998
94-1           LIBOR + 0.18%                Monthly                    --                 10/1999
94-2           7 7/8% (3)                   Semi-Annually              --                 Matured
94-3           8 1/8% (3)                   Annually                   --                 11/1997
95-1           LIBOR + 0.16%                Monthly                    --                  7/1998
95-2           LIBOR + 0.13%                Monthly                    --                  3/2000
95-3           Fed Funds + 0.25%            Monthly                    --                  6/1998
95-4           Fed Funds + 0.26%            Monthly                    --                  5/1998
95-4A          Fed Funds + 0.26%            Monthly                    --                  7/1998
95-5           Comm Paper + 0.1875%         Monthly                    --                  2/2000
96-1           LIBOR + 0.135%               Monthly                    --                 11/2003
96-2           LIBOR + 0.05%                Monthly                    --                 12/2001
97-1           LIBOR + 0.25%                Monthly                     -                  8/2004

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

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


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

October 1992       Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2
Outstanding        $400 million

February 1993      Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
Outstanding        $250 million

November 1993      Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
Outstanding        $500 million

October 1994       Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
Outstanding        $500 million

December 1994      7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August             $500 million

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

May 1995             Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
Outstanding          $500 million

December 1995        Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
Outstanding          $250 million

November 1996        Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding          $500 million

December 1996        Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding          $500 million

August 1997          6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding          $700 million

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

     4-GG Series 1997-1 Supplement dated as of July 31, 1997, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee.

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








                                  CARCO Auto Loan Master Trust (Registrant)
                             By:  Chrysler Financial Corporation, as Servicer
                                  -------------------------------------------







Date:  November 13, 1997     By:  s/ T. F. Gilman
                                  -------------------------------------------
                                  T. F. Gilman, Vice President and Controller
                                                Principal Accounting Officer

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

   4-GG        Series 1997-1 Supplement dated as of July 31, 1997, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee.

   27          Financial Data Schedule.