Form 10-K
period 1997-12-31
CARCO AUTO LOAN MASTER TRUST
filed 1998-03-27
CIK 873446

CONFORMED

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended   December 31, 1997
                                  ---------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from ___________ to _____________

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

27777 Franklin Road, Southfield, Michigan                          48034
-----------------------------------------------------------------------------
Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code       (248) 948-3058
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
        Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
        Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2,
          Class A-1 Money Market Extendible Certificates, Series 1993-2
        Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2,
          Class A-2 Medium Term Certificates, Series 1993-2
        Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue Date            Series Description
Maturity Date         Principal Amount
-------------         ------------------
June 1991             Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1
December 1994         $400 million

August 1991           7-3/8% Auto Loan Asset Backed Certificates, Series 1991-2
August 1993           $250 million

August 1991           7-7/8% Auto Loan Asset Backed Certificates, Series 1991-3
August 1996           $750 million

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

March 1992            Money Market Auto Loan Asset Backed Certificates, Series B
June 1992             $350 million

May 1992              Money Market Auto Loan Asset Backed Certificates, Series C
August 1992           $150 million

July 1992             Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1
August 1994           $400 million

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date            Series Description
Maturity Date         Principal Amount
-------------         ------------------
October 1992          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2
October 1997          $400 million

February 1993         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
Outstanding           $250 million

November 1993         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
Outstanding           $388.5 million

November 1993         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1997         $111.5 million

October 1994          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
Outstanding           $500 million

December 1994         7-7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August 1997           $500 million

December 1994         8-1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997         $350 million

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

The Trust has no employees.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)


                                                         December 31,
                                                   -----------------------
                                                      1997         1996
                                                      ----         ----
ASSETS

Cash and Cash Equivalents (Note 2)                 $   98.0      $  120.9

Receivables (Note 4)                                8,020.0       8,158.0
                                                   --------      --------

TOTAL ASSETS                                       $8,118.0      $8,278.9
                                                   ========      ========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)      $   98.0      $  120.9

Asset Backed Certificates (Notes 3 and 4)           8,020.0       8,158.0
                                                   --------      --------

TOTAL LIABILITIES AND EQUITY                       $8,118.0      $8,278.9
                                                   ========      ========

See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)

                                                           Year Ended December 31,
                                                    ----------------------------------
                                                      1997         1996         1995
                                                      ----         ----         ----

CASH RECEIPTS

Collections of Interest                             $  739.2     $  739.0     $  631.9
Deposits to Subordinated Accounts                        4.2          7.5         22.1
Proceeds from Sales of
   Investor Certificates                               700.0      1,000.0      2,950.0
Collections of Principal                             1,361.5        750.0           --
                                                    --------     --------     --------

TOTAL CASH RECEIPTS                                  2,804.9      2,496.5      3,604.0
                                                    --------     --------     --------


CASH DISBURSEMENTS

Purchases of Certificates held by USA                  700.0      1,000.0      2,950.0
Distributions of Interest                              695.2        697.6        533.6
Distributions of Principal                           1,361.5        750.0           --
Distributions of Amounts from
   Subordinated Accounts                                 8.2          4.1           --
Distributions of Service Fees                           62.9         60.3         47.5
                                                    --------     --------     --------

TOTAL CASH DISBURSEMENTS                             2,827.8      2,512.0      3,531.1
                                                    --------     --------     --------

(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)
  CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS        (22.9)       (15.5)        72.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       120.9        136.4         63.5
                                                    --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   98.0     $  120.9     $  136.4
                                                    ========     ========     ========

See Notes to Financial Statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Accounting

The financial statements of CARCO Auto Loan Master Trust (the "Trust") are prepared on the basis of modified cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

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


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust (in millions of dollars):

Issue
Date        Series Description                                                Principal Amount
-----       ------------------                                                ----------------
 6/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1         $400.0 (1)
 8/91    7-3/8% Auto Loan Asset Backed Certificates, Series 1991-2                $250.0 (1)
 8/91    7-7/8% Auto Loan Asset Backed Certificates, Series 1991-3                $750.0 (1)
10/91    Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4         $500.0 (1)
12/91    Money Market Auto Loan Asset Backed Certificates, Series A               $300.0 (1)
 3/92    Money Market Auto Loan Asset Backed Certificates, Series B               $350.0 (1)
 5/92    Money Market Auto Loan Asset Backed Certificates, Series C               $150.0 (1)
 7/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1         $400.0 (1)
10/92    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2         $400.0 (1)
 2/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1         $250.0
11/93    Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
            Class A-1 Money Market Extendible Certificates                        $111.5 (1)
            Class A-1 Money Market Extendible Certificates                        $288.5
            Class A-2 Medium Term Certificates                                    $100.0
10/94    Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1         $500.0
12/94    7-7/8% Auto Loan Asset Backed Certificates, Series 1994-2                $500.0 (1)
12/94    8-1/8% Auto Loan Asset Backed Certificates, Series 1994-3                $350.0 (1)
 1/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1         $600.0
 3/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2         $600.0
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3         $500.0
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4         $500.0
 5/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A        $500.0
12/95    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5         $250.0
11/96    Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1         $500.0
12/96    Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2         $500.0
 8/97    6.689% Auto Loan Asset Backed Certificates. Series 1997-1                $700.0

(1)  Series matured prior to 12/31/97.  Refer to Note 5 for further details.

Receivables in excess of total investors certificates outstanding at December 31, 1997 and 1996, are represented by Certificates held by USA.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                             Expected
               Interest                  Interest          Principal         Maturity
Series         Rate                      Payments          Payments(1)       Date(2)
------         --------                  --------          -----------       -------
91-1        LIBOR + 0.25%                Monthly            7-12/1994         Matured
91-2        7-3/8%                       Semi-Annually         8/1993         Matured
91-3        7-7/8%                       Semi-Annually         8/1996         Matured
91-4        LIBOR + 0.50%                Monthly              10/1994         Matured
 A          Comm Paper + 0.20%           Monthly               3/1992         Matured
 B          Comm Paper + 0.25%           Monthly               6/1992         Matured
 C          Comm Paper + 0.25%           Monthly               8/1992         Matured
92-1        LIBOR + 0.20%                Monthly               8/1994         Matured
92-2        LIBOR + 0.35%                Monthly              10/1997         Matured
93-1        LIBOR + 0.28%                Monthly              --               2/1998
93-2  A-1   Comm Paper + 0.075%          Monthly              11/1997(3)      Matured
      A-1   Comm Paper + 0.075%          Monthly              --              11/1998
      A-2   LIBOR + 0.26%                Monthly              --              11/1998
94-1        LIBOR + 0.18%                Monthly              --              10/1999
94-2        7-7/8%                       Semi-Annually         8/1997         Matured
94-3        8-1/8%                       Annually             11/1997         Matured
95-1        LIBOR + 0.16%                Monthly              --               7/1998
95-2        LIBOR + 0.13%                Monthly              --               3/2000
95-3        Fed Funds + 0.25%            Monthly              --               6/1998
95-4        Fed Funds + 0.26%            Monthly              --               5/1998
95-4A       Fed Funds + 0.26%            Monthly              --               7/1998
95-5        Comm Paper + 0.1875%         Monthly              --               2/2000
96-1        LIBOR + 0.135%               Monthly              --              11/2003
96-2        LIBOR + 0.05%                Monthly              --              12/2001
97-1        6.689% (4)                   Monthly              --               8/2004

(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2) The date listed is the Distribution Date on which the principal of the Certificates is scheduled to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) In November 1997, $111.5 million of principal on Series 1993-2 was paid to Certificateholders.

(4) In connection with this Series, the Trust entered into an interest rate swap agreement with AIG Financial Products Corporation ("AIG"), the notional amount of which is equal to the principal amount of the related Certificates. Under this agreement, AIG paid the Trust interest at the Certificate Rate, and the Trust paid interest to AIG based on a floating rate of LIBOR plus 0.25%.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

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

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows (in millions of dollars):

                                    December 31, 1997                December 31, 1996
                                 -------------------------       --------------------------
                                  Carrying          Fair          Carrying         Fair
                                  Amounts           Value         Amounts          Value
                                  -------           -----         --------         -----
Receivables                      $  8,020.0      $  8,020.0      $  8,158.0      $  8,158.0
Asset Backed Certificates        $  8,020.0      $  8,020.0      $  8,158.0      $  8,158.0

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Derivative Financial Instruments

The Trust is exposed to the risk of declining interest rates as a result of financing the acquisition of receivables bearing floating rates with fixed rate certificates. As described in Note 5, the Trust has entered into interest rate swap agreements to reduce its exposure to decreases in interest rates. The interest rate swaps are matched to specific Series of Certificates issued by the Trust. Under the terms of the agreements the Trust receives fixed rate interest payments in return for interest payments based on a variable rate. The weighted average fixed rate received by the Trust was 6.689% and 7.98% at December 31, 1997 and 1996, respectively. The weighted average floating rate paid was 5.997% and 5.64% at December 31, 1997 and 1996, respectively. The Trust does not enter into derivative financial instruments for trading purposes.

Interest rate swap differentials are deposited in, or paid from, the collection account. Funds remaining in the collection account after distribution to Certificateholders are returned to USA.

The table below summarizes the Trust's position in interest rate swap agreements (in millions of dollars):

                                       December 31, 1997                December 31, 1996
                                  ---------------------------      ---------------------------
                                   Contract                        Contract
                                      or           Unrealized         or            Unrealized
                                   Notional          Gains         Notional           Gains
                                    Amount          (Losses)        Amount           (Losses)
                                   --------        ----------      ---------        ----------
Pay variable interest
 rate swaps                        $ 700.0           $ (6.5)       $ 850.0            $ 14.5

The fair value of the Trust's interest rate swap agreements was estimated by using market quotes and by discounting net cash flows using quoted market interest rates in effect at the end of each year presented. Such quoted market interest rates do not give effect to anticipated changes in market interest rates.

Deloitte &
Touche LLP
----------                  -------------------------------------------------
                            Suite 900                Telephone (313) 396-3000
                            600 Renaissance Center
                            Detroit, Michigan 48243-1704

INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of CARCO Auto Loan Master Trust as of December 31, 1997 and 1996, and the related statement of cash receipts and disbursements for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of Chrysler Financial Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, these financial statements were prepared on the basis of modified cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of CARCO Auto Loan Master Trust as of December 31, 1997 and 1996, and its cash receipts and disbursements for each of the three years in the period ended December 31, 1997 on the basis of accounting described in Note 1.


/s/ Deloitte & Touche LLP

January 22, 1998

-----------------
Deloitte & Touche
Tohmatsu
International
-----------------

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

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

1. Financial Statements

         Financial statements for CARCO Auto Loan Master Trust as follows:

         Statement of Assets, Liabilities and Equity - December 31, 1997 and 1996 (page 6 of this report)

         Statement of Cash Receipts and Disbursements for the three years ended December 31, 1997, 1996 & 1995 (page 7 of this report)

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

   4-GG        Series 1997-1 Supplement dated as of July 24, 1997, among U.S.
               Auto Receivables Company as Seller, Chrysler Financial Corporation, as Services, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

   23          Consent of Deloitte & Touche LLP.

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


                                 CARCO Auto Loan Master Trust (Registrant)
                            By:  Chrysler Financial Corporation, as Servicer
                                 ----------------------------------------


Date: March 11, 1998        By:  s/ T. F. Gilman
                                 ----------------------------------------
                                 T. F. Gilman, Vice President and Controller
                                 Principal Accounting Officer

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

  4-GG         Series 1997-1 Supplement dated as of July 31, 1997, among
               U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 31, 1997, and incorporated herein by reference.

  23           Consent of Deloitte & Touche LLP.

  27           Financial Data Schedule.