Form 10-Q
period 1998-03-31
CARCO AUTO LOAN MASTER TRUST
filed 1998-05-14
CIK 873446

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 1998
                               ------------------
                                      OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.


For the transition period from ___________ to ____________

Commission file number   -
                       ---------



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


 27777 Franklin Road, Southfield, Michigan                             48034
-----------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code       (248) 948-3058
                                                    -------------------------

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
                           (in millions of dollars)


                                                            March 31,
                                                       --------------------
                                                       1998            1997
                                                       ----            ----
                                                           (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                   $   87.8        $  113.4

Receivables (Note 4)                                  8,757.5         8,886.2
                                                     --------        --------

TOTAL ASSETS                                         $8,845.3        $8,999.6
                                                     ========        ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)        $   87.8        $  113.4

Asset Backed Certificates (Notes 3 and 4)             8,757.5         8,886.2
                                                     --------        --------

TOTAL LIABILITIES AND EQUITY                         $8,845.3        $8,999.6
                                                     ========        ========

See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                         1998          1997
                                                         ----          ----
                                                             (unaudited)
CASH RECEIPTS

Collections of Interest                                 $158.5         $177.2

Collections of Principal                                 250.0             --
                                                        ------         ------

TOTAL CASH RECEIPTS                                      408.5          177.2
                                                        ------         ------


CASH DISBURSEMENTS

Distribution of Principal                                250.0             --

Distributions of Interest                                151.7          168.6

Distributions from Subordinated Accounts                   2.5             --

Distributions of Servicer Fees                            14.5           16.1
                                                        ------         ------

TOTAL CASH DISBURSEMENTS                                 418.7          184.7
                                                        ------         ------


CHANGE IN CASH AND CASH EQUIVALENTS                      (10.2)          (7.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          98.0          120.9
                                                        ------         ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 87.8         $113.4
                                                        ======         ======

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


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC. On May 7, 1998, CFC's parent, Chrysler Corporation ("Chrysler"), announced that it and Daimler-Benz Aktiengesellschaft ("Daimler"), and Oppenheim Aktiengesellschaft ("Newco") entered into a Business Combination Agreement (the "Business Combination Agreement") providing, subject to the terms and conditions set forth therein, for (i) the merger of a special purpose merger subsidiary with and into Chrysler; (ii) an offer by Newco to exchange one Newco ordinary share of stock for each Daimler ordinary share of stock; and
(iii) the merger of Daimler with and into Newco. As a result of these transactions, Newco will be owned by the stockholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of Newco. Consummation of the transactions contemplated by the Business Combination Agreement is subject to the approval of Chrysler's and Daimler's stockholders and Daimler's Supervisory Board, the receipt of certain regulatory approvals, and the satisfaction or waiver of various other conditions.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                                Principal Amount
Date           Series Description                                                     (in millions)
-----          ------------------                                                    ----------------
 6/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-1         $400.0   (1)
 8/91          7 3/8% Auto Loan Asset Backed Certificates, Series 1991-2                $250.0   (1)
 8/91          7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                $750.0   (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4         $500.0   (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A               $300.0   (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B               $350.0   (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C               $150.0   (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1         $400.0   (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2         $400.0   (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1         $250.0   (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                  Class A-1 Money Market Extendible Certificates                        $288.5
                  Class A-1 Money Market Extendible Certificates                        $111.5   (1)
                  Class A-2 Medium Term Certificates                                    $100.0
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1         $500.0
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                $500.0   (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                $350.0   (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1         $600.0
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2         $600.0
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3         $500.0
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4         $500.0
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A        $500.0
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5         $250.0
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1         $500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2         $500.0
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $700.0

(1) Series matured prior to March 31, 1998. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at March 31, 1998 and 1997 are represented by Certificates held by USA.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                             Expected
                  Interest                  Interest          Principal      Maturity
Series            Rate                      Payments          Payments(1)    Date(2)
------            --------                  --------          -----------    --------
91-3           7 7/8%                       Semi-Annually       8/1996       Matured
92-2           LIBOR + 0.35%                Monthly            10/1997       Matured
93-1           LIBOR + 0.28%                Monthly             2/1998       Matured
93-2  A-1      Comm Paper + 0.075%          Monthly            11/1997(3)    Matured
      A-1      Comm Paper + 0.075%          Monthly            --            11/1998
      A-2      LIBOR + 0.26%                Monthly            --            11/1998
94-1           LIBOR + 0.18%                Monthly            --            10/1999
94-2           7 7/8%                       Semi-Annually       8/1997       Matured
94-3           8 1/8%                       Annually           11/1997       Matured
95-1           LIBOR + 0.16%                Monthly            --             7/1998
95-2           LIBOR + 0.13%                Monthly            --             3/2000
95-3           Fed Funds + 0.25%            Monthly            --             6/1998
95-4           Fed Funds + 0.26%            Monthly            --             5/1998
95-4A          Fed Funds + 0.26%            Monthly            --             7/1998
95-5           Comm Paper + 0.1875%         Monthly            --             2/2000
96-1           LIBOR + 0.135%               Monthly            --            11/2003
96-2           LIBOR + 0.05%                Monthly            --            12/2001
97-1           6.689%      (4)              Monthly            --             8/2004

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue Date        Series Description
Maturity Date     Principal Amount
-------------     ------------------
August 1991       7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3
August 1996       $750 million

October 1992      Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2
October 1997      $400 million

February 1993     Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
February 1998     $250 million

November 1993     Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
Outstanding       $388.5 million

November 1993     Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1997     $111.5 million

October 1994      Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
Outstanding       $500 million

December 1994     7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August 1997       $500 million

December 1994     8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997     $350 million

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

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
Outstanding       $500 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
Outstanding       $500 million

December 1995     Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
Outstanding       $250 million

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Issue Date        Series Description
Maturity Date     Principal Amount
-------------     ------------------
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

     4-GG Series 1997-1 Supplement dated as of July 24, 1997, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

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



                                CARCO Auto Loan Master Trust (Registrant)
                         By:    Chrysler Financial Corporation, as Servicer
                                -------------------------------------------




Date:  May 12, 1998      By:     /s/ T. F. Gilman
                                -------------------------------------------
                                T. F. Gilman, Vice President and Controller
                                              Principal Accounting Officer

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

   4-GG        Series 1997-1 Supplement dated as of July 24, 1997, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

  27           Financial Data Schedule.