Form 10-Q
period 1998-06-30
CARCO AUTO LOAN MASTER TRUST
filed 1998-08-14
CIK 873446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 1998
                               -----------------

                                      OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.


For the transition period from             to
                               -----------    ------------

Commission file number   -
                       ----------



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
                           (in millions of dollars)

                                                          June 30,
                                                   ----------------------
                                                     1998          1997
                                                     ----          ----
                                                         (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                 $   32.7      $  481.5

Receivables (Note 4)                                7,872.3       7,429.4
                                                   --------      --------

TOTAL ASSETS                                       $7,905.0      $7,910.9
                                                   ========      ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)      $   32.7      $  481.5

Asset Backed Certificates (Notes 3 and 4)           7,872.3       7,429.4
                                                   --------      --------

TOTAL LIABILITIES AND EQUITY                       $7,905.0      $7,910.9
                                                   ========      ========

See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)

                                                          Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                        1998            1997
                                                        ----            ----
                                                            (unaudited)
CASH RECEIPTS

Collections of Interest                               $  282.0       $  371.4

Collections of Principal                               1,250.0          335.0
                                                      --------       --------

TOTAL CASH RECEIPTS                                    1,532.0          706.4
                                                      --------       --------


CASH DISBURSEMENTS

Distribution of Principal                              1,250.0           --

Distributions of Interest                                309.0          313.5

Distributions from Subordinated Accounts                  10.0           --

Distributions of Servicer Fees                            28.3           32.3
                                                      --------       --------

TOTAL CASH DISBURSEMENTS                               1,597.3          345.8
                                                      --------       --------


CHANGE IN CASH AND CASH EQUIVALENTS                      (65.3)         360.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          98.0          120.9
                                                      --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   32.7       $  481.5
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


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Corporation ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust within two business days after their receipt. The Trust invests these collections in short-term instruments pending distribution. If CFC maintains a short-term rating of at least A-1 by Standard & Poor's and P-1 by Moody's the servicer may convey the principal and interest collections to the Trust on a monthly basis. In May 1998, CFC met the rating requirements and the servicer began to convey collections to the Trust on a monthly basis.


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC. On May 7, 1998, CFC's parent, Chrysler Corporation ("Chrysler"), Daimler-Benz Aktiengesellschaft ("Daimler") and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange DaimlerChrysler ordinary shares for Daimler ordinary shares; and
(iii) the merger of Daimler with and into DaimlerChrysler. In the Chrysler Merger, each share of outstanding Chrysler common stock will be converted into the right to receive DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler. Consummation of the transactions contemplated by the Business Combination Agreement is subject to the approval of Chrysler's and Daimler's shareholders, regulatory approvals and the satisfaction or waiver of various other conditions as more fully described in the Agreement.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                               Principal Amount
Date           Series Description                                                     (in millions)
-----          ------------------                                                   ----------------
 8/91          7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                $750.0   (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4         $500.0   (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A               $300.0   (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B               $350.0   (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C               $150.0   (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1         $400.0   (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2         $400.0   (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1         $250.0   (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                  Class A-1 Money Market Extendible Certificates                        $288.5
                  Class A-1 Money Market Extendible Certificates                        $111.5   (1)
                  Class A-2 Medium Term Certificates                                    $100.0
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1         $500.0
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                $500.0   (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                $350.0   (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1         $600.0
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2         $600.0
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3         $500.0   (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4         $500.0   (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A        $500.0
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5         $250.0
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1         $500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2         $500.0
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $700.0

(1) Series matured prior to June 30, 1998. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at June 30, 1998 and 1997 are represented by Certificates held by USA.

The Trust filed a Prospectus Supplement dated June 16, 1998, which is a supplement to the Prospectus dated June 16, 1998, where $1,000,000,000 of Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1, were issued on July 1, 1998.

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
94-1           LIBOR + 0.18%              Monthly           --               10/1999
94-2           7 7/8%                     Semi-Annually      8/1997          Matured
94-3           8 1/8%                     Annually          11/1997          Matured
95-1           LIBOR + 0.16%              Monthly           --                7/1998
95-2           LIBOR + 0.13%              Monthly           --                3/2000
95-3           Fed Funds + 0.25%          Monthly            6/1998          Matured
95-4           Fed Funds + 0.26%          Monthly            5/1998          Matured
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

The Tust filed a Prospectus Supplement dated June 16, 1998, which is a supplement to the Prospectus dated June 16, 1998, where $1,000,000,000 of Floating Rate Auto Loan Asset Backed Certficates, Series 1998-1 were issued on July 1, 1998.

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

December 1994     7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August 1997       $500 million

December 1994     8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997     $350 million

January 1995      Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1
Outstanding       $600 million

March 1995        Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2
Outstanding       $600 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3
June 1998         $500 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
May 1998          $500 million

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

The Trust filed a Prospectus Supplement dated June 16, 1998, which is a supplement to the Prospectus dated June 16, 1998, where $1,000,000,000 of Floating Rated Asset Backed Certificiated, Series 1998-1 were issued on July 1, 1998.

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

     4-HH Series 1998-1 Supplement dated as of July 1, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee.

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




                                 CARCO Auto Loan Master Trust (Registrant)
                          By:    Chrysler Financial Corporation, as Servicer
                                 -------------------------------------------



Date:  August 5, 1998     By:    /s/ T. F. Gilman
                                 -------------------------------------------
                                 T. F. Gilman, Vice President and Controller
                                               Principal Accounting Officer

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

   4-HH        Series 1998-1 Supplement dated as of July 1, 1998, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee.

  27           Financial Data Schedule.