Form 10-Q
period 1998-09-30
CARCO AUTO LOAN MASTER TRUST
filed 1998-10-23
CIK 873446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 1998
                                ---------------------

                                      OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.


For the transition period from ___________ to ______________

Commission file number  000-19452
                       -----------


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


27777 Franklin Road, Southfield, Michigan                             48034
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code       (248) 948-3058
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
                           (in millions of dollars)

                                                           September 30,
                                                     ------------------------
                                                       1998            1997
                                                       ----            ----
                                                            (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                   $   32.3        $1,301.7

Receivables (Note 4)                                  8,057.0         6,985.4
                                                     --------        --------

TOTAL ASSETS                                         $8,089.3        $8,287.1
                                                     ========        ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)        $   32.3        $  662.7

Asset Backed Certificates (Notes 3 and 4)             8,057.0         7,624.4
                                                     --------        --------

TOTAL LIABILITIES AND EQUITY                         $8,089.3        $8,287.1
                                                     ========        ========

See Notes to Financial Statements.

-------  ----------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)

                                                            Nine Months Ended
                                                               September 30,
                                                        -------------------------
                                                          1998              1997
                                                          ----              ----
                                                                (unaudited)
CASH RECEIPTS

Collections of Interest                                 $  498.9         $  566.3

Deposit to Subordinated Accounts                             7.5            770.5

Proceeds from Sales of Investor Certificates             1,000.0            700.0

Collections of Principal                                 2,350.0            900.0
                                                        --------         --------

TOTAL CASH RECEIPTS                                      3,856.4          2,936.8
                                                        --------         --------


CASH DISBURSEMENTS

Purchase of Certificates Held by USA                     1,000.0            700.0

Distribution of Principal                                2,350.0            500.0

Distributions of Interest                                  513.4            507.8

Distributions from Subordinated Accounts                    18.3             --

Distributions of Servicer Fees                              40.4             48.2
                                                        --------         --------

TOTAL CASH DISBURSEMENTS                                 3,922.1          1,756.0
                                                        --------         --------


CHANGE IN CASH AND CASH EQUIVALENTS                        (65.7)         1,180.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            98.0            120.9
                                                        --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   32.3         $1,301.7
                                                        ========         ========

See Notes to Financial Statements.

-------  ----------------------------------


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


NOTE 3 - RELATED PARTIES
------------------------

U.S. Auto Receivables Company "USA" is, and CCC was, a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into CFC. On May 7, 1998, CFC's parent, Chrysler Corporation ("Chrysler"), Daimler-Benz Aktiengesellschaft ("Daimler") and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange DaimlerChrysler ordinary shares for Daimler ordinary shares; and
(iii) the merger of Daimler with and into DaimlerChrysler. In the Chrysler Merger, each share of outstanding Chrysler common stock will be converted into the right to receive DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler. Both Chrysler's and Daimler's shareholders voted to approve the proposed Business Combination at separate Special Shareholders' Meetings held on September 18, 1998. The initial period for the exchange of Daimler shares for DaimlerChrysler shares occurs from September 24, 1998 through October 23, 1998.

------------------------------------------


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES
------------------------------

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                                Principal Amount
Date           Series Description                                                     (in millions)
-----          ------------------                                                    ----------------
 8/91          7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                $750.0 (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4         $500.0 (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A               $300.0 (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B               $350.0 (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C               $150.0 (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1         $400.0 (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2         $400.0 (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1         $250.0 (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                  Class A-1 Money Market Extendible Certificates                        $288.5
                  Class A-1 Money Market Extendible Certificates                        $111.5 (1)
                  Class A-2 Medium Term Certificates                                    $100.0
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1         $500.0
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                $500.0 (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                $350.0 (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1         $600.0 (1)
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2         $600.0
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3         $500.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4         $500.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A        $500.0 (1)
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5         $250.0
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1         $500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2         $500.0
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $700.0
 7/98          Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                  Class A-1 Certificates                                                $500.0
                  Class A-2 Certificates                                                $500.0

---------
(1) Series matured prior to September 30, 1998. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at September 30, 1998 and 1997 are represented by Certificates held by USA.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                         Expected
                Interest               Interest          Principal       Maturity
Series          Rate                   Payments          Payments(1)      Date(2)
------          --------               --------          -----------     --------
91-3           7 7/8%                  Semi-Annually       8/1996        Matured
92-2           LIBOR + 0.35%           Monthly            10/1997        Matured
93-1           LIBOR + 0.28%           Monthly             2/1998        Matured
93-2  A-1      Comm Paper + 0.075%     Monthly            11/1997(3)     Matured
      A-1      Comm Paper + 0.075%     Monthly               --          11/1998
      A-2      LIBOR + 0.26%           Monthly               --          11/1998
94-1           LIBOR + 0.18%           Monthly               --          10/1999
94-2           7 7/8%                  Semi-Annually        8/1997       Matured
94-3           8 1/8%                  Annually            11/1997       Matured
95-1           LIBOR + 0.16%           Monthly              7/1998       Matured
95-2           LIBOR + 0.13%           Monthly               --           3/2000
95-3           Fed Funds + 0.25%       Monthly              6/1998       Matured
95-4           Fed Funds + 0.26%       Monthly              5/1998       Matured
95-4A          Fed Funds + 0.26%       Monthly              7/1998       Matured
95-5           Comm Paper + 0.1875%    Monthly               --           2/2000
96-1           LIBOR + 0.135%          Monthly               --          11/2003
96-2           LIBOR + 0.05%           Monthly               --          12/2001
97-1           6.689% (4)              Monthly               --           8/2004
98-1  A-1      LIBOR + 0.04%           Monthly               --           6/2001
      A-2      LIBOR + 0.08%           Monthly               --           6/2003

---------
(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

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


NOTE 7 - RECENT EVENTS

Chrysler Financial Corporation plans to convert from a corporation to a limited liability company ("LLC") on or about October 25, 1998. Conversion to an LLC will have no effect on the day-to-day operations of the servicer. The new LLC will be the surviving legal entity of a merger between Chrysler Financial Company L.L.C., a newly created Michigan limited liability company, and Chrysler Financial Corporation. Chrysler Corporation, which currently owns all of the capital stock of Chrysler Financial Corporation, will be the sole member (owner) of Chrysler Financial Company L.L.C. Upon the merger, Chrysler Financial Company L.L.C. will succeed to the operations of Chrysler Financial Corporation and will acquire its assets and assume its debt and other obligations.

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

November 1993     Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1997     $111.5 million

October 1994      Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
Outstanding       $500 million

December 1994     7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August 1997       $500 million

December 1994     8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997     $350 million

January 1995      Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1
July 1998         $600 million

March 1995        Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2
Outstanding       $600 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3
June 1998         $500 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
May 1998          $500 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998         $500 million

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
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Issue Date        Series Description
Maturity Date     Principal Amount
-------------     ------------------
November 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding       $500 million

December 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding       $500 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding       $700 million

July 1998         Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
Outstanding       $1 billion


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

     4-HH Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.

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








                                   CARCO Auto Loan Master Trust (Registrant)
                               By: Chrysler Financial Corporation, as Servicer
                                   -------------------------------------------






Date: October 19, 1998         By:  /s/  T. F. Gilman
                                   -------------------------------------------
                                   T. F. Gilman, Vice President and
                                           Chief Financial Officer

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

                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
--------                  ----------------------

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

  4-HH         Series 1998-1 Supplement dated as of June 16, 1998, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.


    27         Financial Data Schedule.