Form 10-K
period 1998-12-31
CARCO AUTO LOAN MASTER TRUST
filed 1999-03-26
CIK 873446

CONFORMED

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended   December 31, 1998
                                  ---------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from ___________ to _____________

Commission file number 000-19452
                       ---------

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

27777 Franklin Road, Southfield, Michigan                          48034
-----------------------------------------------------------------------------
Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code       (248) 948-3067
                                                   --------------------------


Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
       Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2 Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

                                   PART I.

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

All new Receivables arising under the Accounts prior to January 1, 1996, were sold by CCC to USA and transferred by USA to the Trust. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust were sold by Chrysler Financial Corporation, now known as Chrysler Financial Company L.L.C. ("CFC") (see Item 8, Note 8) to USA and transferred by USA to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectible or otherwise adjusted.

CARCO and USA are wholly-owned subsidiaries of CFC. On December 31, 1995, CCC, merged with and into Chrysler Financial Corporation, now known as Chrysler Financial Company, L.L.C.. CCC serviced the Receivables prior to January 1, 1996. CFC now services the Receivables.

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

December 1991       Money Market Auto Loan Asset Backed Certificates, Series A
March 1992          $300 million

March 1992          Money Market Auto Loan Asset Backed Certificates, Series B
June 1992           $350 million

May 1992            Money Market Auto Loan Asset Backed Certificates, Series C
August 1992         $150 million


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date          Series Description
Maturity Date       Principal Amount
-------------       ------------------
July 1992           Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1
August 1994         $400 million

October 1992        Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2
October 1997        $400 million

February 1993       Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
February 1998       $250 million

November 1993       Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1998       $388.5 million

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

May 1995            Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998           $500 million

December 1995       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
Outstanding         $250 million

November 1996       Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding         $500 million


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date          Series Description
Maturity Date       Principal Amount
-------------       ------------------
December 1996       Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding         $500 million

August 1997         6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding         $700 million

July 1998           Floating Rate Auto Loan Asset Backed Certificates. Series 1998-1
Outstanding         $1 billion



Chrysler Credit Corporation ("CCC") serviced the Receivables for a fee prior to January 1, 1996. On December 31, 1995, CCC merged with and into Chrysler Financial Corporation, now known as Chrysler Financial Company L.L.C. ("CFC") (see Item 8, Note 8). CFC has serviced the Receivables for a fee since this merger.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

The Trust has no employees.

Year 2000

The Trust relies on the servicer's computer systems. CFC, as servicer, has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, CFC is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems. CFC's remedial actions are scheduled to be completed during the third quarter of 1999 and, based upon information currently available, CFC does not anticipate that the costs of its remedial actions will be material to the consolidated results of operations and financial position of CFC and are being expensed as incurred. However, there can be no assurance that the remedial actions being implemented by CFC will be completed in time to avoid dating systems problems or that the cost will not be material to CFC. If CFC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical systems that may not be Year 2000 compliant.

In addition, disruptions with respect to vendor or customer systems, which are outside the control of CFC, could impair the ability of CFC to obtain necessary services or to provide services to their customers. Disruptions of CFC's computer systems, or the computer systems of CFC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations of CFC. CFC has a process in place to assess the Year 2000 readiness of its business critical vendors and customers. CFC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, CFC will develop contingency plans for those business critical vendors who are either unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans have yet to be developed, CFC expects that these plans will include selective resourcing of services to Year 2000 compliant vendors. CFC expects that vendors in this category will represent an insignificant part of its total service base. It is expected that these plans will be in place by the third quarter of 1999.


Any inability to complete the remedial actions referred to in the preceding two paragraghs in a timely manner could result in delays in collections on the Receivables and payments on the Notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)


                                                      December 31,
                                                   -------------------
                                                    1998        1997
                                                    ----        ----
ASSETS

Cash and Cash Equivalents (Note 2)                 $   29.1   $   98.0

Receivables (Note 4)                                8,783.1    8,020.0
                                                   --------   --------

TOTAL ASSETS                                       $8,812.2   $8,118.0
                                                   ========   ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)      $   29.1   $   98.0

Asset Backed Certificates (Notes 3 and 4)           8,783.1    8,020.0
                                                   --------   --------

TOTAL LIABILITIES AND EQUITY                       $8,812.2   $8,118.0
                                                   ========   ========










See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                 Year Ended December 31,
                                             -------------------------------
                                               1998         1997        1996
                                               ----         ----        ----
CASH RECEIPTS

Collections of Interest                      $  687.3    $  739.2    $  739.0
Deposits to Subordinated Accounts                 7.5         4.2         7.5
Proceeds from Sales of Investor Certificates  1,000.0       700.0     1,000.0
Collections of Principal                      2,738.5     1,361.5       750.0
                                             --------    --------    --------

TOTAL CASH RECEIPTS                           4,433.3     2,804.9     2,496.5
                                             --------    --------    --------

CASH DISBURSEMENTS

Purchases of Certificates held by USA          1000.0       700.0     1,000.0
Distributions of Interest                       691.0       695.2       697.6
Distributions of Principal                    2,738.5     1,361.5       750.0
Distributions of Amounts from
   Subordinated Accounts                         21.5         8.2         4.1
Distributions of Service Fees                    51.2        62.9        60.3
                                             --------    --------    --------

TOTAL CASH DISBURSEMENTS                      4,502.2     2,827.8     2,512.0
                                             --------    --------    --------

(CASH DISBURSEMENTS IN EXCESS
  OF CASH RECEIPTS) CASH RECEIPTS IN
  EXCESS OF CASH DISBURSEMENTS                  (68.9)      (22.9)      (15.5)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            98.0       120.9       136.4
                                             --------    --------    --------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $   29.1    $   98.0    $  120.9
                                             ========    ========    ========







See Notes to Financial Statements

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


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Corporation, now known as Chrysler Financial Company L.L.C. ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust within two business days after their receipt. The Trust invests these collections in short-term instruments pending distribution. If CFC maintains a short-term rating of at least A-1 by Standard & Poor's and P-1 by Moody's the servicer may convey the principal and interest collections to the Trust on a monthly basis. In May 1998, CFC met the rating requirements and the servicer began to convey collections to the Trust on a monthly basis.

NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is a wholly-owned subsidiary of CFC. On December 31, 1995, CCC merged with and into Chrysler Financial Corporation, now known as Chrysler Financial Company L.L.C.. On November 12, 1998, CFC's parent, Chrysler Corporation became a wholly-owned subsidiary of DaimlerChrysler Aktiengesellscchaft ("Daimler") and on November 17, 1998, Chrysler Corporation changed its name to DaimlerChrysler Corporation ("DaimlerChrysler").

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SALES OF CERTIFICATES


The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                            Principal Amount
Date      Series Description                                                       (in millions)
-----     ------------------                                                     ----------------
 8/91     7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                $750.0 (1)
10/91     Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4         $500.0 (1)
12/91     Money Market Auto Loan Asset Backed Certificates, Series A               $300.0 (1)
 3/92     Money Market Auto Loan Asset Backed Certificates, Series B               $350.0 (1)
 5/92     Money Market Auto Loan Asset Backed Certificates, Series C               $150.0 (1)
 7/92     Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1         $400.0 (1)
10/92     Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2         $400.0 (1)
 2/93     Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1         $250.0 (1)
11/93     Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                     Class A-1 Money Market Extendible Certificates                $288.5 (1)
                     Class A-1 Money Market Extendible Certificates                $111.5 (1)
                     Class A-2 Medium Term Certificates                            $100.0 (1)
10/94     Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1         $500.0
12/94     7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                $500.0 (1)
12/94     8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                $350.0 (1)
 1/95     Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1         $600.0 (1)
 3/95     Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2         $600.0
 5/95     Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3         $500.0 (1)
 5/95     Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4         $500.0 (1)
 5/95     Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A        $500.0 (1)
12/95     Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5         $250.0
11/96     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1         $500.0
12/96     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2         $500.0
 8/97     6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $700.0
 7/98     Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                    Class A-1 Certificates                                         $500.0
                    Class A-2 Certificates                                         $500.0

(1) Series matured prior to December 31, 1998. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at December 31, 1998 and 1997 are represented by Certificates held by USA.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                     Expected
              Interest               Interest          Principal     Maturity
Series        Rate                   Payments          Payments(1)   Date(2)
------        --------               --------          -----------   --------
91-3          7 7/8%                 Semi-Annually      8/1996       Matured
92-2          LIBOR + 0.35%          Monthly           10/1997       Matured
93-1          LIBOR + 0.28%          Monthly            2/1998       Matured
93-2  A-1     Comm Paper + 0.075%    Monthly           11/1997(3)    Matured
      A-1     Comm Paper + 0.075%    Monthly           11/1998       Matured
      A-2     LIBOR + 0.26%          Monthly           11/1998       Matured
94-1          LIBOR + 0.18%          Monthly           --            10/1999
94-2          7 7/8%                 Semi-Annually      8/1997       Matured
94-3          8 1/8%                 Annually          11/1997       Matured
95-1          LIBOR + 0.16%          Monthly            7/1998       Matured
95-2          LIBOR + 0.13%          Monthly           --             3/2000
95-3          Fed Funds + 0.25%      Monthly            6/1998       Matured
95-4          Fed Funds + 0.26%      Monthly            5/1998       Matured
95-4A         Fed Funds + 0.26%      Monthly            7/1998       Matured
95-5          Comm Paper + 0.1875%   Monthly           --             2/2000
96-1          LIBOR + 0.135%         Monthly           --            11/2003
96-2          LIBOR + 0.05%          Monthly           --            12/2001
97-1          6.689%(4)              Monthly           --             8/2004
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

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows (in millions of dollars):

                               December 31, 1998      December 31, 1997
                              --------------------    ------------------
                              Carrying     Fair         Carrying    Fair
                              Amounts      Value        Amounts     Value
                              -------      -----        -------     -----
Cash                          $   29.1        29.1          98.0       98.0
Receivables                   $8,783.1    $8,783.1      $8,020.0   $8,020.0
Asset Backed Certificates     $8,783.1    $8,783.1      $8,020.0   $8,020.0


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

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Derivative Financial Instruments

The Trust is exposed to the risk of declining interest rates as a result of financing the acquisition of receivables bearing floating rates with fixed rate certificates. As described in Note 5, the Trust has entered into interest rate swap agreements to reduce its exposure to decreases in interest rates. The interest rate swaps are matched to specific Series of Certificates issued by the Trust. Under the terms of the agreements the Trust receives fixed rate interest payments in return for interest payments based on a variable rate. The weighted average fixed rate received by the Trust was 6.689% and 6.689% at December 31, 1998 and 1997, respectively. The weighted average floating rate paid was 5.552% and 5.997% at December 31, 1998 and 1997, respectively. The Trust does not enter into derivative financial instruments for trading purposes.

Interest rate swap differentials are deposited in, or paid from, the collection account. Funds remaining in the collection account after distribution to Certificateholders are returned to USA.

The table below summarizes the Trust's position in interest rate swap agreements (in millions of dollars):

                                December 31, 1998      December 31, 1997
                              --------------------    --------------------
                              Contract                Contract
                                 or     Unrealized       or     Unrealized
                              Notional    Gains       Notional    Gains
                               Amount    (Losses)      Amount    (Losses)
                              --------  ----------    --------  ---------
Pay variable interest
 rate swaps                   $  700.0   $ (9.3)      $  700.0   $ (6.5)


The fair value of the Trust's interest rate swap agreements were based on market quotes from dealers.


NOTE 8 - RECENT EVENTS

Chrysler Financial Corporation converted from a corporation to a limited liability company ("LLC") on October 25, 1998. The conversion to an LLC did not have, and will continue not to have, an effect on day-to-day operations of the servicer. The new LLC is the surviving legal entity of a merger between Chrysler Financial Company L.L.C., a newly created Michigan limited liability company, and Chrysler Financial Corporation. Chrysler Corporation owned all of the capital stock of Chrysler Financial Corporation. DaimlerChrysler Corporation (formerly known as Chrysler Corporation) is the sole member (owner) of Chrysler Financial Company L.L.C. Chrysler Financial Company L.L.C. succeeded to the operations of Chrysler Financial Corporation upon the completion of the merger and acquired its assets and assumed debt and other obligations.

Deloitte &
Touche LLP
----------                  -------------------------------------------------
                            Suite 900                Telephone (313) 396-3000
                            600 Renaissance Center
                            Detroit, Michigan 48243-1704


INDEPENDENT AUDITORS' REPORT


Shareholder and Board of Directors
Chrysler Financial Company, L.L.C.
Southfield, Michigan

We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of CARCO Auto Loan Master Trust as of December 31, 1998 and 1997, and the related statement of cash receipts and disbursements for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Chrysler Financial Company, L.L.C. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of CARCO Auto Loan Master Trust as of December 31, 1998 and 1997, and its cash receipts and disbursements for each of the three years in the period ended December 31, 1998 on the basis of accounting described in Note 1.



/s/ Deloitte & Touche LLP


January 22, 1999
Detroit, MI



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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1.  Financial Statements

       Financial statements for CARCO Auto Loan Master Trust as follows:

       Statement of Assets, Liabilities and Equity - December 31, 1998 and 1997 (page 7 of this report)

       Statement of Cash Receipts and Disbursements for the three years ended December 31, 1998, 1997 & 1996 (page 8 of this report)

       Notes to financial statements (pages 9-13 of this report)

       Independent Auditors' Report (page 14 of this report)

2.  Financial Statement Schedules

       All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K - continued


3.  Exhibits
    --------

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

    4-GG Series 1997-1 Supplement dated as of July 24, 1997, among U.S. Auto Receivables Company as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

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








                                CARCO Auto Loan Master Trust (Registrant)
                            By: Chrysler Financial Company L.L.C., as Servicer
                                ----------------------------------------------








Date: March 5, 1999         By: /s/   David H. Olsen
                                ----------------------------------------------
                                David H. Olsen, Vice President and Controller
                                  Principal Accounting Officer

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