Form 10-Q
period 1999-03-31
CARCO AUTO LOAN MASTER TRUST
filed 1999-05-06
CIK 873446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 1999
                               -----------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




For the transition period from             to
                                ----------    -----------
Commission file number  000-19452
                       -----------



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


27777 Franklin Road, Southfield, Michigan                           48034
------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code     (248) 948-3067
                                                       ---------------

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
                           (in millions of dollars)

                                                        March 31,
                                                     ---------------
                                                     1999       1998
                                                     ----       ----
                                                       (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                 $   32.6   $   87.8

Receivables (Note 4)                                9,194.0    8,757.5
                                                   --------   --------

TOTAL ASSETS                                       $9,226.6   $8,845.3
                                                   ========   ========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)      $   32.6   $   87.8

Asset Backed Certificates (Notes 3 and 4)           9,194.0    8,757.5
                                                   --------   --------

TOTAL LIABILITIES AND EQUITY                       $9,226.6   $8,845.3
                                                   ========   ========



See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1999      1998
                                                       ----      ----
                                                          (unaudited)
CASH RECEIPTS

Collections of Interest                              $  199.8   $158.5

Deposit to Subordinated Accounts                          3.5     --

Proceeds from Sales of Investor Certificates          1,000.0     --

Collections of Principal                                 --      250.0
                                                     --------   ------

TOTAL CASH RECEIPTS                                   1,203.3    408.5
                                                     --------   ------


CASH DISBURSEMENTS

Purchase of Certificates Held by USA                  1,000.0     --

Distribution of Principal                                --      250.0

Distributions of Interest                               189.7    151.7

Distributions from Subordinated Accounts                 --        2.5

Distributions of Servicer Fees                           10.1     14.5
                                                     --------   ------

TOTAL CASH DISBURSEMENTS                              1,199.8    418.7
                                                     --------   ------


CHANGE IN CASH AND CASH EQUIVALENTS                       3.5    (10.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         29.1     98.0
                                                     --------   ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   32.6   $ 87.8
                                                     ========   ======


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


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Company L.L.C. which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis.


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of Chrysler Financial Corporation ("CFC"), now known as Chrysler Financial Company L.L.C. ("LLC"). On December 31, 1995, CCC merged with and into CFC, now LLC. On November 12, 1998, LLC's parent, Chrysler Corporation became a wholly-owned subsidiary of DaimlerChrysler AG ("Daimler") and on November 17, 1998, Chrysler Corporation changed its name to DaimlerChrysler Corporation ("DaimlerChrysler").

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                           Principal Amount
Date              Series Description                                              (in millions)
-----             ------------------                                            ----------------

 8/91 7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                    $750.0(1)
10/91 Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4             $500.0(1)
12/91 Money Market Auto Loan Asset Backed Certificates, Series A                   $300.0(1)
 3/92 Money Market Auto Loan Asset Backed Certificates, Series B                   $350.0(1)
 5/92 Money Market Auto Loan Asset Backed Certificates, Series C                   $150.0(1)
 7/92 Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1             $400.0(1)
10/92 Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2             $400.0(1)
 2/93 Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1             $250.0(1)
11/93 Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                     Class A-1 Money Market Extendible Certificates                $288.5(1)
                     Class A-1 Money Market Extendible Certificates                $111.5(1)
                     Class A-2 Medium Term Certificates                            $100.0(1)
10/94 Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1             $500.0
12/94 7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                    $500.0(1)
12/94 8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                    $350.0(1)
 1/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1             $600.0(1)
 3/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2             $600.0
 5/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3             $500.0(1)
 5/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4             $500.0(1)
 5/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A            $500.0(1)
12/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5             $250.0
11/96 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1             $500.0
12/96 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2             $500.0
 8/97 6.689% Auto Loan Asset Backed Certificates, Series 1997-1                    $700.0
 7/98 Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                     Class A-1 Certificates                                        $500.0
                     Class A-2 Certificates                                        $500.0
 3/99 Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                     5.65% Class A-1 Certificates                                  $400.0
                     5.78% Class A-2 Certificates                                  $600.0


(1) Series matured prior to March 31, 1999. Refer to Note 5 for further details.


Receivables in excess of total investor's certificates outstanding at March 31, 1999 and 1998 are represented by Certificates held by USA.

ITEM 1.          FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS


                                                                      Expected
            Interest                 Interest          Principal      Maturity
Series      Rate                     Payments          Payments(1)     Date(2)
------      --------                 --------          -----------    --------

91-3        7 7/8%                   Semi-Annually      8/1996        Matured
92-2        LIBOR + 0.35%            Monthly           10/1997        Matured
93-1        LIBOR + 0.28%            Monthly            2/1998        Matured
93-2  A-1   Comm Paper + 0.075%      Monthly           11/1997(3)     Matured
      A-1   Comm Paper + 0.075%      Monthly           11/1998        Matured
      A-2   LIBOR + 0.26%            Monthly           11/1998        Matured
94-1        LIBOR + 0.18%            Monthly           --             10/1999
94-2        7 7/8%                   Semi-Annually      8/1997        Matured
94-3        8 1/8%                   Annually          11/1997        Matured
95-1        LIBOR + 0.16%            Monthly            7/1998        Matured
95-2        LIBOR + 0.13%            Monthly           --              3/2000
95-3        Fed Funds + 0.25%        Monthly            6/1998        Matured
95-4        Fed Funds + 0.26%        Monthly            5/1998        Matured
95-4A       Fed Funds + 0.26%        Monthly            7/1998        Matured
95-5        Comm Paper + 0.1875%     Monthly           --             2/2000
96-1        LIBOR + 0.135%           Monthly           --            11/2003
96-2        LIBOR + 0.05%            Monthly           --            12/2001
97-1        6.689%        (4)        Monthly           --             8/2004
98-1  A-1   LIBOR + 0.04%            Monthly           --             6/2001
      A-2   LIBOR + 0.08%            Monthly           --             6/2003
99-1  A-1   5.65%                    Monthly           --             3/2001
      A-2   5.78%                    Monthly           --             3/2002

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


November 1996   Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding     $500 million

December 1996   Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding     $500 million

August 1997     6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding     $700 million

July 1998       Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
Outstanding     $1 billion

March 1999      Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
Outstanding     5.65% Class A-1 Certificates $400 million, and 5.78% Class A-2
                Certificates $600 million.


Chrysler Credit Corporation ("CCC") serviced the Receivables for a fee prior to January 1, 1996. On December 31, 1995 CCC merged with and into CFC, now LLC. CFC and LLC have serviced the Receivables for a fee since this merger.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

The Trust has no employees.

Year 2000

The Trust relies on the Servicer's computer systems. LLC, as Servicer, has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, LLC is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems. LLC's remedial actions are scheduled to be completed during the third quarter of 1999 and, based upon information currently available, LLC does not anticipate that the costs of its remedial actions will be material to the consolidated results of operations and financial position of LLC and are being expensed as incurred. However, there can be no assurance that the remedial actions being implemented by LLC will be completed in time to avoid dating systems problems or that the cost will not be material to LLC. If LLC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical systems that may not be Year 2000 compliant.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Year 2000 (continued)

In addition, disruptions with respect to vendor or customer computer systems, which are outside the control of LLC, could impair the ability of LLC to obtain necessary services or to provide services to their customers. Disruptions of LLC's computer systems, or the computer systems of LLC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations of LLC. LLC has a process in place to assess the Year 2000 readiness of its business critical vendors and customers. LLC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, LLC will develop contingency plans for those business critical vendors who are either unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans have yet to be developed, LLC expects that these plans will include selective resourcing of services to Year 2000 compliant vendors. LLC expects that vendors in this category will represent an insignificant part of its total service base. It is expected that these plans will be in place by the third quarter of 1999.

Any inability to complete the remedial actions referred to in the preceding two paragraphs in a timely manner could result in delays in collections on the Receivables and payments on the notes.

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

      4-II Series 1999-1 Supplement dated as of March 1, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-II to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.

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








                            CARCO Auto Loan Master Trust (Registrant)
                        By: Chrysler Financial Company L.L.C., as Servicer
                            ----------------------------------------------







Date:  April 26, 1999  By:  /s/ David H. Olsen
                            ---------------------------------------------
                            David H. Olsen, Vice President and Controller Principal Accounting Officer

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

                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------
4-II         Series 1999-1 Supplement dated as of March 1, 1999, among U.S.
             Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-II to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.



 27          Financial Data Schedule.