Form 10-Q
period 1999-06-30
CARCO AUTO LOAN MASTER TRUST
filed 1999-08-12
CIK 873446

Conformed Copy


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




 For the quarterly period ended   June 30, 1999
                               -----------------
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
                                                       ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__




                        PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.




ITEM 1.    FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)


                                                     June 30,
                                                  --------------
                                                  1999      1998
                                                  ----      ----
                                                    (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)              $   42.7   $   32.7

Receivables (Note 4)                             9,366.0    7,872.3
                                                --------   --------

TOTAL ASSETS                                    $9,408.7   $7,905.0
                                                ========   ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)   $   42.7   $   32.7

Asset Backed Certificates (Notes 3 and 4)        9,366.0    7,872.3
                                                --------   --------

TOTAL LIABILITIES AND EQUITY                    $9,408.7   $7,905.0
                                                ========   ========






See Notes to Financial Statements.


ITEM 1.    FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                     1999      1998
                                                     ----      ----
                                                       (unaudited)
CASH RECEIPTS

Collections of Interest                            $  408.8   $  282.0

Deposit to Subordinated Accounts                       13.6       --

Proceeds from Sales of Investor Certificates        2,350.0       --

Collections of Principal                               --      1,250.0
                                                   --------   --------

TOTAL CASH RECEIPTS                                 2,772.4    1,532.0
                                                   --------   --------


CASH DISBURSEMENTS

Purchase of Certificates Held by USA                2,350.0       --

Distribution of Principal                              --      1,250.0

Distributions of Interest                             386.0      309.0

Distributions from Subordinated Accounts                 .1       10.0

Distributions of Servicer Fees                         22.7       28.3
                                                   --------   --------

TOTAL CASH DISBURSEMENTS                            2,758.8    1,597.3
                                                   --------   --------


CHANGE IN CASH AND CASH EQUIVALENTS                    13.6      (65.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       29.1       98.0
                                                   --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   42.7   $   32.7
                                                   ========   ========







See Notes to Financial Statements.


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




ITEM 1.    FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:


Issue                                                                            Principal Amount
Date              Series Description                                               (in millions)
----              ------------------                                             ----------------
 8/91   7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                    $750.0(1)
10/91   Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4             $500.0(1)
12/91   Money Market Auto Loan Asset Backed Certificates, Series A                   $300.0(1)
 3/92   Money Market Auto Loan Asset Backed Certificates, Series B                   $350.0(1)
 5/92   Money Market Auto Loan Asset Backed Certificates, Series C                   $150.0(1)
 7/92   Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1             $400.0(1)
10/92   Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2             $400.0(1)
 2/93   Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1             $250.0(1)
11/93   Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                       Class A-1 Money Market Extendible Certificates                $288.5(1)
                       Class A-1 Money Market Extendible Certificates                $111.5(1)
                       Class A-2 Medium Term Certificates                            $100.0(1)
10/94   Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1             $500.0
12/94   7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                    $500.0(1)
12/94   8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                    $350.0(1)
 1/95   Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1             $600.0(1)
 3/95   Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2             $600.0
 5/95   Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3             $500.0 (1)
 5/95   Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4             $500.0(1)
 5/95   Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A            $500.0(1)
12/95   Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5             $250.0
11/96   Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1             $500.0
12/96   Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2             $500.0
 8/97   6.689% Auto Loan Asset Backed Certificates, Series 1997-1                    $700.0
 7/98   Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                      Class A-1 Certificates                                         $500.0
                      Class A-2 Certificates                                         $500.0
 3/99   Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                       5.65% Class A-1 Certificates                                  $400.0
                       5.78% Class A-2 Certificates                                  $600.0
 5/99   Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                      Class A-1 Certificates                                         $750.0
                      Class A-2 Certificates                                         $600.0

ITEM 1.    FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES - (CONTINUED)

(1) Series matured prior to June 30, 1999. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at June 30, 1999 and 1998 are represented by Certificates held by USA.



ITEM 1.          FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS


                                                                     Expected
             Interest                 Interest         Principal     Maturity
Series       Rate                     Payments         Payments(1)   Date(2)
------       --------                 --------         -----------   -------
91-3         7 7/8%                   Semi-Annually      8/1996       Matured
92-2         LIBOR + 0.35%            Monthly           10/1997       Matured
93-1         LIBOR + 0.28%            Monthly            2/1998       Matured
93-2  A-1    Comm Paper + 0.075%      Monthly           11/1997(3)    Matured
      A-1    Comm Paper + 0.075%      Monthly           11/1998       Matured
      A-2    LIBOR + 0.26%            Monthly           11/1998       Matured
94-1         LIBOR + 0.18%            Monthly               --        10/1999
94-2         7 7/8%                   Semi-Annually      8/1997       Matured
94-3         8 1/8%                   Annually          11/1997       Matured
95-1         LIBOR + 0.16%            Monthly            7/1998       Matured
95-2         LIBOR + 0.13%            Monthly               --         3/2000
95-3         Fed Funds + 0.25%        Monthly            6/1998       Matured
95-4         Fed Funds + 0.26%        Monthly            5/1998       Matured
95-4A        Fed Funds + 0.26%        Monthly            7/1998       Matured
95-5         Comm Paper + 0.1875%     Monthly               --         2/2000
96-1         LIBOR + 0.135%           Monthly               --        11/2003
96-2         LIBOR + 0.05%            Monthly               --        12/2001
97-1         6.689%(4)                Monthly               --         8/2004
98-1  A-1    LIBOR + 0.04%            Monthly               --         6/2001
      A-2    LIBOR + 0.08%            Monthly               --         6/2003
99-1  A-1    5.65%                    Monthly               --         3/2001
      A-2    5.78%                    Monthly               --         3/2002
99-2  A-1    LIBOR + 0.07%            Monthly               --         3/2002
      A-2    LIBOR + 0.13%            Monthly               --         3/2004

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

May 1999          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
Outstanding       $1.35 billion


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

      4-B Series A Supplement, dated as of November 30, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-F to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

      4-C Series B Supplement, dated as of March 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-I to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1992, and incorporated herein by reference.

      4-D Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-J to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1992, and incorporated herein by reference.

      4-E First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 2.2 to the Trust's Registration Statement on Form 8-A dated September 14, 1992, and incorporated herein by reference.


      4-F Second Amendment dated as of September 21, 1993, to Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to USA's Registration Statement on Form S-1 (File No. 33-70144) and incorporated herein by reference.

      4-G Series 1994-1 Supplement dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated November 23, 1994, and incorporated herein by reference.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)


      4-H Series 1995-2 Supplement dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

      4-I Series 1995-5 Supplement dated as of November 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, and joined in by Societe Generale, Chicago Branch, as Agent. Filed as Exhibit 4-CC to the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

      4-J Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.


      4-K Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

      4-L Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-FF to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

      4-M Series 1997-1 Supplement dated as of July 24, 1997, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

      4-N Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.

      4-O Series 1999-1 Supplement dated as of March 1, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-II to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.

      4-P Series 1999-2 Supplement dated as of May 13, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-P to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.


       27    Financial Data Schedule.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)


(b) The registrant filed the following report on Form 8-K during the quarter ended March 31, 1999:

    Date of Report                    Date Filed               Item Reported
    --------------                    ----------               -------------
    February 26, 1999                 February 26, 1999             5


    Financial Statements Filed
    --------------------------
    None


(c) The registrant filed the following report on Form 8-K during the quarter ended June 30, 1999:

    Date of Report                    Date Filed               Item Reported
    --------------                    ----------               -------------
    May 13, 1999                      May 14, 1999                  5


    Financial Statements Filed
    --------------------------
    None



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








                                CARCO Auto Loan Master Trust (Registrant)
                            By: Chrysler Financial Company L.L.C., as Servicer
                                ----------------------------------------------






Date:  August 9, 1999       By: /s/ David H. Olsen
                                ----------------------------------------------
                                David H. Olsen, Vice President and Controller
                                     Principal Accounting Officer






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

  4-B Series A Supplement, dated as of November 30, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-F to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  4-C Series B Supplement, dated as of March 1, 1992 among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-I to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1992, and incorporated herein by reference.

  4-D Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4-J to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1992, and incorporated herein by reference.



                                     E-1




                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX

Exhibit
Number          Description of Exhibit
-------         ----------------------

  4-E First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 2.2 to the Trust's Registration Statement on Form 8-A dated September 14, 1992, and incorporated herein by reference.


  4-F Second Amendment dated as of September 21, 1993, to Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to USA's Registration Statement on Form S-1 (File No. 33-70144) and incorporated herein by reference.

  4-G Series 1994-1 Supplement dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated November 23, 1994, and incorporated herein by reference.

  4-H Series 1995-2 Supplement dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.


  4-I Series 1995-5 Supplement dated as of November 30, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, and joined in by Societe Generale, Chicago Branch, as Agent. Filed as Exhibit 4-CC to the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.


                                     E-2




                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX


Exhibit
Number          Description of Exhibit
-------         ----------------------

  4-J Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

  4-K Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

  4-L Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-FF to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

  4-M Series 1997-1 Supplement dated as of July 31, 1997, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

  4-N Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.

  4-O Series 1999-1 Supplement dated as of March 1, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-II to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.


                                     E-3




                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX


Exhibit
Number          Description of Exhibit
-------         ----------------------


  4-P Series 1999-2 Supplement dated as of May 13, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-P to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.

   27    Financial Data Schedule.


                                     E-4