Form 10-Q
period 1999-09-30
CARCO AUTO LOAN MASTER TRUST
filed 1999-11-08
CIK 873446

Conformed Copy


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 1999
                                 ------------------

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


27777 Franklin Road, Southfield, Michigan                           48034
-----------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code       (248) 948-3067
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
                           (in millions of dollars)


                                                            September 30,
                                                        --------------------
                                                          1999        1998
                                                          ----        ----
                                                             (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                      $   50.0    $   32.3

Receivables (Note 4)                                     8,861.4     8,057.0
                                                        --------    --------

TOTAL ASSETS                                            $8,911.4    $8,089.3
                                                        ========    ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)           $   50.0    $   32.3

Asset Backed Certificates (Notes 3 and 4)                8,861.4     8,057.0
                                                        --------    --------

TOTAL LIABILITIES AND EQUITY                            $8,911.4    $8,089.3
                                                        ========    ========





See Notes to Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                         Nine Months Ended
                                                            September 30,
                                                      ----------------------
                                                        1999          1998
                                                        ----          ----
                                                            (unaudited)

CASH RECEIPTS

Collections of Interest                               $  635.1      $  498.9

Deposit to Subordinated Accounts                          21.1           7.5

Proceeds from Sales of Investor Certificates           3,350.0       1,000.0


Collections of Principal                                 190.3       2,350.0
                                                      --------      --------

TOTAL CASH RECEIPTS                                    4,196.5       3,856.4
                                                      --------      --------


CASH DISBURSEMENTS

Purchase of Certificates Held by USA                   3,350.0       1,000.0

Distribution of Principal                                190.3       2,350.0

Distributions of Interest                                595.4         513.4

Distributions from Subordinated Accounts                   1.2          18.3

Distributions of Servicer Fees                            38.7          40.4
                                                      --------      --------

TOTAL CASH DISBURSEMENTS                               4,175.6       3,922.1
                                                      --------      --------


CHANGE IN CASH AND CASH EQUIVALENTS                       20.9         (65.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          29.1          98.0
                                                      --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   50.0      $   32.3
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


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of Chrysler Financial Company LLC ("LLC"), formerly known as Chrysler Financial Corporation ("CFC"). On December 31, 1995, CCC merged with and into CFC, now LLC. On November 12, 1998, LLC's parent, Chrysler Corporation became a wholly-owned subsidiary of DaimlerChrysler AG ("Daimler") and on November 17, 1998, Chrysler Corporation changed its name to DaimlerChrysler Corporation ("DaimlerChrysler").


ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                                   Principal Amount
Date           Series Description                                                       (in millions)
-----          ------------------                                                       ----------------
 8/91          7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                $750.0   (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4         $500.0   (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A               $300.0   (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B               $350.0   (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C               $150.0   (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1         $400.0   (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2         $400.0   (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1         $250.0   (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                  Class A-1 Money Market Extendible Certificates                        $288.5   (1)
                  Class A-1 Money Market Extendible Certificates                        $111.5   (1)
                  Class A-2 Medium Term Certificates                                    $100.0   (1)
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1         $500.0
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                $500.0   (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                $350.0   (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1         $600.0   (1)
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2         $600.0
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3         $500.0   (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4         $500.0   (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A        $500.0   (1)
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5         $250.0
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1         $500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2         $500.0
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $509.7
               6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $190.3   (1)
 7/98          Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                  Class A-1 Certificates                                                $500.0
                  Class A-2 Certificates                                                $500.0
 3/99          Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                  5.65% Class A-1 Certificates                                          $400.0
                  5.78% Class A-2 Certificates                                          $600.0
 5/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                  Class A-1 Certificates                                                $750.0
                  Class A-2 Certificates                                                $600.0
 7/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3       $1,000.0

ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES - (CONTINUED)

(1) Series matured prior to September 30, 1999. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at September 30, 1999 and 1998 are represented by Certificates held by USA.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                     Expected
             Interest                 Interest         Principal     Maturity
Series       Rate                     Payments         Payments(1)   Date(2)
------       --------                 --------         -----------   -------
91-3         7 7/8%                   Semi-Annually      8/1996      Matured
92-2         LIBOR + 0.35%            Monthly           10/1997      Matured
93-1         LIBOR + 0.28%            Monthly            2/1998      Matured
93-2  A-1    Comm Paper + 0.075%      Monthly           11/1997      Matured
93-2  A-1    Comm Paper + 0.075%      Monthly           11/1998      Matured
      A-2    LIBOR + 0.26%            Monthly           11/1998      Matured
94-1         LIBOR + 0.18%            Monthly             --         10/1999
94-2         7 7/8%                   Semi-Annually      8/1997      Matured
94-3         8 1/8%                   Annually          11/1997      Matured
95-1         LIBOR + 0.16%            Monthly            7/1998      Matured
95-2         LIBOR + 0.13%            Monthly             --          3/2000
95-3         Fed Funds + 0.25%        Monthly            6/1998      Matured
95-4         Fed Funds + 0.26%        Monthly            5/1998      Matured
95-4A        Fed Funds + 0.26%        Monthly            7/1998      Matured
95-5         Comm Paper + 0.1875%     Monthly             --          2/2000
96-1         LIBOR + 0.135%           Monthly             --         11/2003
96-2         LIBOR + 0.05%            Monthly             --         12/2001
97-1         6.689%      (4)          Monthly            9/1999(3)    8/2004
98-1  A-1    LIBOR + 0.04%            Monthly             --          6/2001
      A-2    LIBOR + 0.08%            Monthly             --          6/2003
99-1  A-1    5.65%                    Monthly             --          3/2001
      A-2    5.78%                    Monthly             --          3/2002
99-2  A-1    LIBOR + 0.07%            Monthly             --          5/2002
      A-2    LIBOR + 0.13%            Monthly             --          5/2004
99-3         LIBOR + 0.12%            Monthly             --          7/2002

(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS - (CONTINUED)


(2) The date listed is the Distribution Date on which the principal of the Certificates is scheduled to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) As of September 30, 1999, $190.3 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Issue Date        Series Description
Maturity Date     Principal Amount
-------------     ------------------
November 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding       $500 million

December 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding       $500 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding       $509.7 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
August 1999       $121.4 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
September 1999    $68.9 million

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

May 1999          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
Outstanding       $1.35 billion

July 1999         Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
Outstanding       $1 billion


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


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000

The Trust relies on the servicer's computer systems. CFC, as servicer, has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. CFC has completed the process of upgrading, replacing and testing certain of its information and other computer systems. This remediation was essentially completed during the third quarter of 1999. Contingency plans have been developed to address any unforeseen Year 2000 problem. However, there can be no assurance that the remedial actions being implemented by CFC will be completed in time to avoid dating systems problems or that the cost will not be material to CFC. If CFC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical computer systems that may not be Year 2000 compliant.

The cost of this remediation will not have a material effect to the consolidated results of operations and financial position. These expenses are being expensed as they occur. CFC has developed contingency plans to address any unforeseen Year 2000 related events.

In addition, disruptions with respect to vendor or customer computer systems, which are outside the control of CFC, could impair the ability of CFC to obtain necessary services or to provide services to their customers. Disruptions of CFC's computer systems, or the computer systems of CFC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations of CFC. CFC has assessed the Year 2000 readiness of its business critical vendors and customers. CFC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, CFC has developed contingency plans should any critical vendors be unable to provide services.


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

     4-O Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Report on Form
               8-K dated August 30, 1999 and incorporated herein by reference.

     4-P Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

     4-Q Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and filed herewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

27  Financial Data Schedule.


(b) The registrant filed the following report on Form 8-K during the quarter ended September 30, 1999:

   Date of Report                     Date Filed               Items Reported
   --------------                     ----------               -------------
   July 13, 1999                      July 14, 1999            5, 7


   Financial Statements Filed
   --------------------------
   None


   Date of Report                     Date Filed               Items Reported
   --------------                     ----------               -------------
   August 30, 1999                    August 30, 1999          5, 7


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





                              CARCO Auto Loan Master Trust (Registrant)
                          By: Chrysler Financial Company L.L.C., as Servicer
                              ----------------------------------------------




Date:  November 5, 1999   By: /s/ David H. Olsen
                              ----------------------------------------------
                              David H. Olsen, Vice President and Controller
                                              Principal Accounting Officer



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

4-N            Series 1998-1 Supplement dated as of June 16, 1998, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.

4-O            Series 1999-1 Supplement dated as of March 10, 1999, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.


                                     E-3




                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------

4-P Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

4-Q Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and filed herewith.

27     Financial Data Schedule.

                                     E-4