Form 10-K
period 1999-12-31
CARCO AUTO LOAN MASTER TRUST
filed 2000-03-30
CIK 873446

CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended   December 31, 1999
                                  -------------------

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
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
      Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2 Fixed Rate Auto Loan Asset Backed Certificates, Series 1997-1


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

ITEM 1. BUSINESS

CARCO Auto Loan Master Trust (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company ("CARCO"), to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, Chrysler Credit Corporation, as Servicer ("CCC"), and Manufacturers and Traders Trust Company, a New York banking corporation, as Trustee. The assets of the Trust include wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements (the "Accounts") with automobile dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include (a) certain Receivables existing under the accounts at the close of business on May 31, 1991 (the "Initial Cut-Off Date"), certain Receivables generated under the Accounts from time to time thereafter during the term of the Trust as well as certain Receivables generated under any Accounts added to the Trust from time to time (but excluding Receivables generated in any Accounts removed from the Trust from time to time after the Initial Cut-Off Date), (b) all funds collected or to be collected in respect of such Receivables, (c) all funds on deposit in certain accounts of the Trust, (d) any Enhancement issued with respect to a series of certificates issued by the Trust (each such series, a "Series") and
(e) a security interest in certain motor vehicles (the "Vehicles") and certain parts inventory, equipment, fixtures, service accounts and, in some cases, realty and/or a personal guarantee (collectively, the "Collateral Security") securing the Receivables. The term "Enhancement" shall mean, with respect to any Series, any letter of credit, surety bond, cash collateral account, spread account, guaranteed rate agreement, maturity liquidity facility, tax protection agreement, interest rate swap agreement or other similar arrangement for the benefit of Certificateholders of such Series.

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

All new Receivables arising under the Accounts prior to January 1, 1996, were sold by CCC to USA and transferred by USA to the Trust. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust were sold by Chrysler Financial Corporation ("CFC"), now known as Chrysler Financial Company L.L.C. ("LLC") (see Item 8, Note 8) to USA and transferred by USA to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectible or otherwise adjusted.

CARCO and USA are wholly-owned subsidiaries of LLC. On December 31, 1995, CCC, merged with and into CFC, now known as LLC. CCC serviced the Receivables prior to January 1, 1996. LLC now services the Receivables.

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
October 1992    Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2
October 1997    $400 million

February 1993   Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
February 1998   $250 million

November 1993   Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1998   $388.5 million

November 1993   Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1997   $111.5 million

October 1994    Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
October 1999    $500 million

December 1994   7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August 1997     $500 million

December 1994   8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997   $350 million


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date       Series Description
Maturity Date    Principal Amount
-------------    ------------------
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

May 1995         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998        $500 million

December 1995    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
Outstanding      $250 million

November 1996    Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding      $500 million

December 1996    Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding      $500 million

August 1997      6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding      $441.9 million

August 1997      6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Matured (1)      $258.1 million

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

May 1999         Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
Outstanding      $1.35 billion

July 1999        Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
Outstanding      $1 billion

November 1999    6.43% Auto Loan Asset Backed Certificates, Series 1999-4 $500 million
Outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CCC serviced the Receivables for a fee prior to January 1, 1996. On December 31, 1995, CCC merged with and into CFC, now LLC. CFC and LLC have serviced the Receivables for a fee since this merger.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificate Holders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. The total principal balance paid to Certificate Holders during 1999 was $258.1 million.

The Trust has no employees.


Year 2000 Date Conversion

LLC will service the receivables on behalf of the Trust. The Trust relies on LLC's computer systems. LLC did not experience any significant "Year 2000" or "Y2K" related disruptions to its operations. LLC successfully implemented a comprehensive Y2K compliance program that included assessment, testing, remediation and contingency planning in the areas of critical business computer systems and critical suppliers, end-user computing and dealer systems. However, it is not certain that there will be no Y2K-related disruptions in the future.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For companies with calendar year-ends, the effective date is January 1, 2001 with early adoption permitted. This standard requires that all companies recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for based on the use of the derivatives and to the extent they qualify for hedge accounting. The adoption of this new accounting standard is not expected to have a material impact on the Trust's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                        ARISING FROM CASH TRANSACTIONS
                           (in millions of dollars)


                                                          December 31,
                                                     ---------------------
                                                       1999        1998
                                                       ----        ----
ASSETS

Cash and Cash Equivalents (Note 2)                   $    46.7   $    29.1

Receivables (Note 4)                                  10,030.2     8,783.1
                                                     ---------   ---------

TOTAL ASSETS                                         $10,076.9   $ 8,812.2
                                                     =========   =========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)        $    46.7   $    29.1

Asset Backed Certificates (Notes 3, 4 and 5)          10,030.2     8,783.1
                                                     ---------   ---------

TOTAL LIABILITIES AND EQUITY                         $10,076.9   $ 8,812.2
                                                     =========   =========






      See Notes to Financial Statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)

                                                         Year Ended December 31,
                                                     -------------------------------
                                                       1999       1998         1997
                                                       ----       ----         ----
CASH RECEIPTS

Collections of Interest                              $  840.6   $  687.3    $  739.2
Deposits to Subordinated Accounts                        22.9        7.5         4.2
Proceeds from Sales of Investor Certificates          3,850.0    1,000.0       700.0
Collections of Principal                                758.1    2,738.5     1,361.5
                                                     --------   --------    --------

TOTAL CASH RECEIPTS                                   5,471.6    4,433.3     2,804.9
                                                     --------   --------    --------

CASH DISBURSEMENTS

Purchases of Certificates held by USA                 3,850.0    1,000.0       700.0
Distributions of Interest                               785.0      691.0       695.2
Distributions of Principal                              758.1    2,738.5     1,361.5
Distributions of Amounts from
   Subordinated Accounts                                  5.3       21.5         8.2
Distributions of Service Fees                            55.6       51.2        62.9
                                                     --------   --------    --------

TOTAL CASH DISBURSEMENTS                              5,454.0    4,502.2     2,827.8
                                                     --------   --------    --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)          17.6      (68.9)      (22.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           29.1       98.0       120.9
                                                     --------   --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $   46.7   $   29.1    $   98.0
                                                     ========   ========    ========






See Notes to Financial Statements.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Trust are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record overcollateralized receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

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


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from LLC which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis.

NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and CCC was, a wholly-owned subsidiary of Chrysler Financial Company L.L.C. ("LLC"), formerly known as Chrysler Financial Corporation ("CFC"). On December 31, 1995, CCC merged with and into CFC, now LLC. On November 12, 1998, LLC's parent, Chrysler Corporation became a wholly-owned subsidiary of DaimlerChrysler AG ("Daimler") and on November 17, 1998, Chrysler Corporation changed its name to DaimlerChrysler Corporation ("DaimlerChrysler").


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                     Principal Amount
Date              Series Description                                        (in millions)
-----             ------------------                                      ----------------
 8/91  7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3             $750.0 (1)
10/91  Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4      $500.0 (1)
12/91  Money Market Auto Loan Asset Backed Certificates, Series A            $300.0 (1)
 3/92  Money Market Auto Loan Asset Backed Certificates, Series B            $350.0 (1)
 5/92  Money Market Auto Loan Asset Backed Certificates, Series C            $150.0 (1)
 7/92  Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1      $400.0 (1)
10/92  Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2      $400.0 (1)
 2/93  Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1      $250.0 (1)
11/93  Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
          Class A-1 Money Market Extendible Certificates                     $288.5 (1)
          Class A-1 Money Market Extendible Certificates                     $111.5 (1)
          Class A-2 Medium Term Certificates                                 $100.0 (1)
10/94  Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1      $500.0 (1)
12/94  7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2             $500.0 (1)
12/94  8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3             $350.0 (1)
 1/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1      $600.0 (1)
 3/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2      $600.0
 5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3      $500.0 (1)
 5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4      $500.0 (1)
 5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A     $500.0 (1)
12/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5      $250.0
11/96  Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1      $500.0
12/96  Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2      $500.0
 8/97  6.689% Auto Loan Asset Backed Certificates, Series 1997-1             $441.9
       6.689% Auto Loan Asset Backed Certificates, Series 1997-1             $258.1 (1)
 7/98  Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
          Class A-1 Certificates                                             $500.0
          Class A-2 Certificates                                             $500.0
 3/99  Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
          5.65% Class A-1 Certificates                                       $400.0
          5.78% Class A-2 Certificates                                       $600.0
 5/99  Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
          Class A-1 Certificates                                             $750.0
          Class A-2 Certificates                                             $600.0
 7/99  Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3    $1,000.0


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SALES OF CERTIFICATES (CONTINUED)

Issue                                                                   Principal Amount
Date              Series Description                                      (in millions)
-----             ------------------                                    ----------------

11/99  6.43% Auto Loan Asset Backed Certificates, Series 1999-4             $500.0

(1) Series matured prior to December 31, 1999. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at December 31, 1999 and 1998 are represented by Certificates held by USA.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                  Interest            Interest          Principal     Maturity
Series            Rate                Payments          Payments(1)    Date(2)
------            --------            --------          -----------   --------
91-3          7 7/8%                  Semi-Annually       8/1996      Matured
92-2          LIBOR + 0.35%           Monthly            10/1997      Matured
93-1          LIBOR + 0.28%           Monthly             2/1998      Matured
93-2  A-1     Comm Paper + 0.075%     Monthly            11/1997      Matured
93-2  A-1     Comm Paper + 0.075%     Monthly            11/1998      Matured
      A-2     LIBOR + 0.26%           Monthly            11/1998      Matured
94-1          LIBOR + 0.18%           Monthly            10/1999      Matured
94-2          7 7/8%                  Semi-Annually       8/1997      Matured
94-3          8 1/8%                  Annually           11/1997      Matured
95-1          LIBOR + 0.16%           Monthly             7/1998      Matured
95-2          LIBOR + 0.13%           Monthly            --            3/2000
95-3          Fed Funds + 0.25%       Monthly             6/1998      Matured
95-4          Fed Funds + 0.26%       Monthly             5/1998      Matured
95-4A         Fed Funds + 0.26%       Monthly             7/1998      Matured
95-5          Comm Paper + 0.1875%    Monthly            --            2/2000
96-1          LIBOR + 0.135%          Monthly            --           11/2003
96-2          LIBOR + 0.05%           Monthly            --           12/2001
97-1          6.689%(4)               Monthly            12/1999(3)    8/2004
98-1  A-1     LIBOR + 0.04%           Monthly            --            6/2001
      A-2     LIBOR + 0.08%           Monthly            --            6/2003
99-1  A-1     5.65%                   Monthly            --            3/2001
      A-2     5.78%                   Monthly            --            3/2002
99-2  A-1     LIBOR + 0.07%           Monthly            --            5/2002
      A-2     LIBOR + 0.13%           Monthly            --            5/2004
99-3          LIBOR + 0.12%           Monthly            --            7/2002
99-4          6.43                    Monthly            --           11/2002


(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2) The date listed is the Distribution Date on which the principal of the Certificates is expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) As of December 31, 1999, $258.1 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders

(4) In connection with this Series, the Trust entered into an interest rate swap agreement with AIG Financial Products Corporation ("AIG"), the notional amount of which is equal to the principal amount of the related Certificates. Under this agreement, AIG paid the Trust interest at the Certificate Rate, and the Trust paid interest to AIG based on a floating rate of LIBOR plus 0.017%.


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

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows (in millions of dollars):

                                December 31, 1999        December 31, 1998
                              ---------------------    --------------------
                              Carrying      Fair       Carrying      Fair
                               Amounts      Value       Amounts      Value
                              --------      -----      --------      -----
Cash                          $    46.7   $    46.7    $   29.1    $   29.1
Receivables                   $10,030.2   $10,030.2    $8,783.1    $8,783.1
Amounts Held for Future
  Distribution                $    46.7   $    53.0    $   29.1    $   29.1
Asset Backed Certificates     $10,030.2   $10.023.9    $8,783.1    $8,783.1


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Derivative Financial Instruments

The Trust is exposed to the risk of declining interest rates as a result of financing the acquisition of receivables bearing floating rates with fixed rate certificates. As described in Note 5, the Trust has entered into interest rate swap agreements to reduce its exposure to decreases in interest rates. The interest rate swaps are matched to specific Series of Certificates issued by the Trust. Under the terms of the agreements the Trust receives fixed rate interest payments in return for interest payments based on a variable rate. The weighted average fixed rate received by the Trust was 6.689% and 6.689% at December 31, 1999 and 1998, respectively. The weighted average floating rate paid was 6.480% and 5.552% at December 31, 1999 and 1998, respectively. The Trust does not enter into derivative financial instruments for trading purposes.

Interest rate swap differentials are deposited in, or paid from, the collection account. Funds remaining in the collection account after distribution to Certificateholders are returned to USA.

The table below summarizes the Trust's position in interest rate swap agreements (in millions of dollars):

                             December 31, 1999           December 31, 1998
                          ----------------------      -----------------------
                            Contract                  Contract
                               or     Unrealized         or        Unrealized
                            Notional    Gains         Notional       Gains
                             Amount    (Losses)        Amount       (Losses)
                          ----------  ----------      --------     ----------
Pay variable interest
 rate swaps               $ 441.9      $ (7.6)        $ 700.0       $ (9.3)

The fair value of the Trust's interest rate swap agreements were based on market quotes from dealers.



KPMG LLP
-----------------



                         Independent Auditors' Report


The Board of Directors
Chrysler Financial Company L.L.C.:


We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust (the "Trust") as of December 31, 1999 and 1998, and the related statements of cash receipts and disbursements for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the management of Chrysler Financial Company L.L.C., servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust as of December 31, 1999 and 1998, and its cash receipts and disbursements for each of the years in the three-year period ended December 31, 1999 on the basis of accounting described in Note 1.



/s/ KPMG LLP

Detroit, Michigan
March 29, 2000





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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements

    Financial statements for CARCO Auto Loan Master Trust as follows:

    Statement of Assets, Liabilities and Equity - December 31, 1999 and 1998 (page 6 of this report)

    Statement of Cash Receipts and Disbursements for the three years ended December 31, 1999, 1998 & 1997 (page 7 of this report)

    Notes to financial statements (pages 8-13 of this report)

Independent Auditor's Report (page 14 of this report)

2. Financial Statement Schedules

    All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K - continued


3.  Exhibits

           (a) The following exhibits are filed as a part of this report:

Exhibit No.
-----------
    3-A Certificate of Incorporation of U.S. Auto Receivables Company. Filed as Exhibit 3.1 to Registration Statement No. 33-41177 and incorporated herein by reference.

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

    4-O Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, LLC., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K - continued


    4-P Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

    4-Q Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

    4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trusts Annual Report of Form 10-K for the year ended December 31, 1999 and filed herewith.

    23        Consent of KPMG LLP.

    27        Financial Data Schedule.

    (b) The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.





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








                              CARCO Auto Loan Master Trust (Registrant)
                          By: Chrysler Financial Company L.L.C., as Servicer
                              ----------------------------------------------








Date: March 6, 2000       By:   /s/   David H. Olsen
                              ----------------------------------------------
                              David H. Olsen, Vice President and Controller Principal Accounting Officer



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

  4-O Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Current Report on Form 8-K dated August 30,1999 and incorporated herein by reference.

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


                                     E-3


                         CARCO AUTO LOAN MASTER TRUST

                                EXHIBIT INDEX
Exhibit
Number                   Description of Exhibit
-------                  ----------------------

  4-Q Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

  4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as
           Exhibit 4-R to the Trusts Annual Report of Form 10-K for the year ended December 31, 1999 and filed herewith

  23       Consent of KPMG LLP.

  27       Financial Data Schedule.






                                     E-4