Form 10-Q
period 2000-03-31
CARCO AUTO LOAN MASTER TRUST
filed 2000-05-08
CIK 873446

Conformed Copy


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 2000
                                 --------------

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
                           (in millions of dollars)


                                                        March 31,
                                                    ----------------
                                                    2000        1999
                                                    ----        ----
                                                       (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)               $    40.1    $    32.6

Receivables (Note 4)                              10,648.1      9,194.0
                                                 ---------    ---------

TOTAL ASSETS                                     $10,688.2    $ 9,226.6
                                                 =========    =========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)    $    40.1    $    32.6

Asset Backed Certificates (Notes 3, 4 and 5)      10,648.1      9,194.0
                                                 ---------    ---------

TOTAL LIABILITIES AND EQUITY                     $10,688.2    $ 9,226.6
                                                 =========    =========











See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)


                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                         2000        1999
                                                        -----        -----
                                                            (unaudited)
CASH RECEIPTS

Collections of Interest                                $  236.8     $  199.8

Deposit to Subordinated Accounts                           --            3.5

Proceeds from Sales of Investor Certificates               --        1,000.0

Collections of Principal                                  894.5         --
                                                       --------     --------

TOTAL CASH RECEIPTS                                     1,131.3      1,203.3
                                                       --------     --------


CASH DISBURSEMENTS

Purchase of Certificates Held by USA                       --        1,000.0

Distribution of Principal                                 894.5         --

Distributions of Interest                                 219.1        189.7

Distributions of Amounts from Subordinated Accounts         6.7         --

Distributions of Service Fees                              17.6         10.1
                                                       --------     --------

TOTAL CASH DISBURSEMENTS                                1,137.9      1,199.8
                                                       --------     --------


CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS              (6.6)         3.5
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           46.7         29.1
                                                       --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   40.1     $   32.6
                                                       ========     ========






See Notes to Financial Statements.

                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of CARCO Auto Loan Master Trust (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record overcollateralized receivables, accrued interest receivable on the Receivables or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

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


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from LLC which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement.


NOTE 3 - RELATED PARTIES

U.S. Auto Receivables Company ("USA") is, and Chrysler Credit Corporation ("CCC") was, a wholly-owned subsidiary of Chrysler Financial Company L.L.C. ("LLC"), formerly known as Chrysler Financial Corporation ("CFC"). On December 31, 1995, CCC merged with and into CFC, now LLC. On November 12, 1998, LLC's parent, Chrysler Corporation became a wholly-owned subsidiary of DaimlerChrysler AG ("Daimler") and on November 17, 1998, Chrysler Corporation changed its name to DaimlerChrysler Corporation ("DaimlerChrysler").

                        CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                           Principal Amount
Date              Series Description                                              (in millions)
-----             ------------------                                            ----------------
10/91 Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4             $500.0 (1)
12/91 Money Market Auto Loan Asset Backed Certificates, Series A                   $300.0 (1)
 3/92 Money Market Auto Loan Asset Backed Certificates, Series B                   $350.0 (1)
 5/92 Money Market Auto Loan Asset Backed Certificates, Series C                   $150.0 (1)
 7/92 Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1             $400.0 (1)
10/92 Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2             $400.0 (1)
 2/93 Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1             $250.0 (1)
11/93 Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
        Class A-1 Money Market Extendible Certificates                             $288.5 (1)
        Class A-1 Money Market Extendible Certificates                             $111.5 (1)
        Class A-2 Medium Term Certificates                                         $100.0 (1)
10/94 Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1             $500.0 (1)
12/94 7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                    $500.0 (1)
12/94 8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                    $350.0 (1)
 1/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1             $600.0 (1)
 3/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2             $600.0 (1)
 5/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3             $500.0 (1)
 5/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4             $500.0 (1)
 5/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A            $500.0 (1)
12/95 Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5             $250.0 (1)
11/96 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1             $500.0
12/96 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2             $500.0
 8/97 6.689% Auto Loan Asset Backed Certificates, Series 1997-1                    $397.4
      6.689% Auto Loan Asset Backed Certificates, Series 1997-1                    $302.6 (1)
7/98  Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                    Class A-1 Certificates                                         $500.0
                    Class A-2 Certificates                                         $500.0
 3/99 Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                    5.65% Class A-1 Certificates                                   $400.0
                    5.78% Class A-2 Certificates                                   $600.0
 5/99 Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                    Class A-1 Certificates                                         $750.0
                    Class A-2 Certificates                                         $600.0
 7/99 Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3           $1,000.0




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

(1) Series matured prior to March 31, 2000. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at March 31, 2000 and 1999 are represented by Certificates held by USA.

















ITEM 1.          FINANCIAL STATEMENTS - (CONTINUED)


                         CARCO AUTO LOAN MASTER TRUST
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

             Interest                 Interest        Principal      Maturity
Series       Rate                     Payments        Payments(1)    Date(2)
------       --------                 --------        -----------    --------
91-3         7 7/8%                   Semi-Annually     8/1996       Matured
92-2         LIBOR + 0.35%            Monthly          10/1997       Matured
93-1         LIBOR + 0.28%            Monthly           2/1998       Matured
93-2  A-1    Comm Paper + 0.075%      Monthly          11/1997       Matured
      A-1    Comm Paper + 0.075%      Monthly          11/1998       Matured
      A-2    LIBOR + 0.26%            Monthly          11/1998       Matured
94-1         LIBOR + 0.18%            Monthly          10/1999       Matured
94-2         7 7/8%                   Semi-Annually     8/1997       Matured
94-3         8 1/8%                   Annually         11/1997       Matured
95-1         LIBOR + 0.16%            Monthly           7/1998       Matured
95-2         LIBOR + 0.13%            Monthly           3/2000       Matured
95-3         Fed Funds + 0.25%        Monthly           6/1998       Matured
95-4         Fed Funds + 0.26%        Monthly           5/1998       Matured
95-4A        Fed Funds + 0.26%        Monthly           7/1998       Matured
95-5         Comm Paper + 0.1875%     Monthly           2/2000       Matured
96-1         LIBOR + 0.135%           Monthly            --          11/2003
96-2         LIBOR + 0.05%            Monthly            --          12/2001
97-1         6.689% (4)               Monthly           3/2000(3)     8/2004
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

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS (CONTINUED)

(2) The date listed is the Distribution Date on which the principal of the Certificates is expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) As of March 31, 2000, $302.6 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders.

(4) In connection with this Series, the Trust entered into an interest rate swap agreement with AIG Financial Products Corporation ("AIG"), the notional amount of which is equal to the principal amount of the related Certificates. Under this agreement, AIG paid the Trust interest at the Certificate Rate, and the Trust paid interest to AIG based on a floating rate of LIBOR plus 0.017%.








                                      9


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

October 1994    Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
October 1999    $500 million

December 1994   7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August 1997     $500 million

December 1994   8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997   $350 million

January 1995    Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1
July 1998       $600 million

March 1995      Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2
March 2000      $600 million

May 1995        Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3
June 1998       $500 million

May 1995        Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
May 1998        $500 million

May 1995        Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998       $500 million

December 1995   Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
February 2000   $250 million





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Issue Date      Series Description
Maturity Date   Principal Amount
-------------   ------------------
November 1996   Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding     $500 million

December 1996   Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding     $500 million

August 1997     6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding     $397.4 million

August 1997     6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Matured (1)     $302.6 million

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

(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificate Holders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. The total principal balance paid to Certificate Holders through March 31, 2000 was $302.6 million.

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

  4-Q Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

  4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
        Exhibit 4-R to the Trusts Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.


  27    Financial Data Schedule.

  (b) The registrant filed the following report on Form 8-K during the quarter ended March 31, 2000:

        Date of Report                      Date Filed          Item Reported
        --------------                      ----------          -------------
        March 24, 2000                      March 27, 2000      Items 5, 7


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








                                CARCO Auto Loan Master Trust (Registrant)
                            By: Chrysler Financial Company L.L.C., as Servicer
                                ----------------------------------------------








Date:  April 25, 2000       By: /s/ David H. Olsen
                                ----------------------------------------------
                                David H. Olsen, Vice President and Controller
                                         Principal Accounting Officer










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

  4-Q Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial
            Company L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

  4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trusts Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.


  27        Financial Data Schedule.