Form 10-Q
period 2000-06-30
CARCO AUTO LOAN MASTER TRUST
filed 2000-08-09
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 2000
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




For the transition period from             to
                               -----------    ------------

Commission file number  000-19452
                       -----------




                          CARCO AUTO LOAN MASTER TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           State of New York                             Not Applicable
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S.  Employer
   incorporation or organization)                      Identification No.)


     27777 Franklin Road, Southfield, Michigan                     48034
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (248) 512-3990
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

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

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)

                                                                         June 30
                                                                  ------------------------
                                                                    2000            1999
                                                                  --------        --------
                                                                        (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                               $    45.6        $   42.7

Receivables (Note 4)                                              11,611.8         9,366.0
                                                                  --------        --------

TOTAL ASSETS                                                     $11,657.4        $9,408.7
                                                                 =========        ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)                    $    45.6        $   42.7

Asset Backed Certificates (Notes 3, 4 and 5)                      11,611.8         9,366.0
                                                                  --------        --------

TOTAL LIABILITIES AND EQUITY                                     $11,657.4        $9,408.7
                                                                 =========        ========



















See Notes to Financial Statements.

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)

                                                                        Six Months Ended
                                                                            June 30,
                                                                    -----------------------
                                                                      2000            1999
                                                                    --------        --------
                                                                           (unaudited)

CASH RECEIPTS

Collections of Interest                                           $   507.2         $  408.8

Deposit to Subordinated Accounts                                        5.6             13.6

Proceeds from Sales of Investor Certificates                          750.0          2,350.0

Collections of Principal                                              935.3                -
                                                                  ---------         --------

TOTAL CASH RECEIPTS                                                 2,198.1          2,772.4
                                                                  ---------         ---------


CASH DISBURSEMENTS

Purchase of Certificates Held by USA                                  750.0          2,350.0

Distribution of Principal                                             935.3                -

Distributions of Interest                                             472.0            386.0

Distributions of Amounts from Subordinated Accounts                     6.8               .1

Distributions of Service Fees                                          35.1             22.7
                                                                  ---------         --------

TOTAL CASH DISBURSEMENTS                                            2,199.2          2,758.8
                                                                  ---------         --------


CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                          (1.1)            13.6
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       46.7             29.1
                                                                  ---------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    45.6         $   42.7
                                                                  =========         ========






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


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Company LLC ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement.



NOTE 3 - RELATED PARTIES

On May 31, 2000, DaimlerChrysler Wholesale Receivables LLC ("DCWRLLC") replaced U.S. Auto Receivables Company ("USA") as seller under the Trust, Chrysler Auto Receivables Company became a Member of DCWRLLC with a 1% membership interest in DCWRLLC, and USA merged into Chrysler Financial Receivables Corporation ("CFRC") with CFRC being the surviving corporation resulting in CFRC having a 99% membership interest in DCWRLLC. Chrysler Auto Receivables Company and CFRC are both wholly owned subsidiaries of CFC.

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

ISSUE                                                                              PRINCIPAL AMOUNT
DATE        SERIES DESCRIPTION                                                      (IN MILLIONS)
----        ------------------                                                      -------------
10/91       Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4         $500.0 (1)
12/91       Money Market Auto Loan Asset Backed Certificates, Series A               $300.0 (1)
 3/92       Money Market Auto Loan Asset Backed Certificates, Series B               $350.0 (1)
 5/92       Money Market Auto Loan Asset Backed Certificates, Series C               $150.0 (1)
 7/92       Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1         $400.0 (1)
10/92       Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2         $400.0 (1)
 2/93       Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1         $250.0 (1)
11/93       Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
               Class A-1 Money Market Extendible Certificates                        $288.5 (1)
               Class A-1 Money Market Extendible Certificates                        $111.5 (1)
               Class A-2 Medium Term Certificates                                    $100.0 (1)
10/94       Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1         $500.0 (1)
12/94       7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                $500.0 (1)
12/94       8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                $350.0 (1)
 1/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1         $600.0 (1)
 3/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2         $600.0 (1)
 5/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3         $500.0 (1)
 5/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4         $500.0 (1)
 5/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A        $500.0 (1)
12/95       Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5         $250.0 (1)
11/96       Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1         $500.0
12/96       Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2         $500.0
 8/97       6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $356.6
            6.689% Auto Loan Asset Backed Certificates, Series 1997-1                $343.4 (1)
 7/98       Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
               Class A-1 Certificates                                                $500.0
               Class A-2 Certificates                                                $500.0
 3/99       Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
               5.65% Class A-1 Certificates                                          $400.0
               5.78% Class A-2 Certificates                                          $600.0
 5/99       Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
               Class A-1 Certificates                                                $750.0
               Class A-2 Certificates                                                $600.0
 7/99       Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3       $1,000.0

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES - (CONTINUED)

ISSUE                                                                                       PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                            (IN MILLIONS)
----           ------------------                                                            -------------
11/99          6.43% Auto Loan Asset Backed Certificates, Series 1999-4                          $500.0
 4/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A                  $750.0

 (1) Series matured prior to June 30, 2000. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at June 30, 2000 and 1999 are represented by Certificates held by DCWRLLC and USA, respectively.


NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

               INTEREST                     INTEREST                     PRINCIPAL               MATURITY
SERIES         RATE                         PAYMENTS                     PAYMENTS(1)             DATE(2)
------         ----                         --------                     -----------             -------
91-3           7 7/8%                       Semi-Annually                 8/1996                 Matured
92-2           LIBOR + 0.35%                Monthly                      10/1997                 Matured
93-1           LIBOR + 0.28%                Monthly                       2/1998                 Matured
93-2  A-1      Comm Paper + 0.075%          Monthly                      11/1997                 Matured
93-2  A-1      Comm Paper + 0.075%          Monthly                      11/1998                 Matured
      A-2      LIBOR + 0.26%                Monthly                      11/1998                 Matured
94-1           LIBOR + 0.18%                Monthly                      10/1999                 Matured
94-2           7 7/8%                       Semi-Annually                 8/1997                 Matured
94-3           8 1/8%                       Annually                     11/1997                 Matured
95-1           LIBOR + 0.16%                Monthly                       7/1998                 Matured
95-2           LIBOR + 0.13%                Monthly                       3/2000                 Matured
95-3           Fed Funds + 0.25%            Monthly                       6/1998                 Matured
95-4           Fed Funds + 0.26%            Monthly                       5/1998                 Matured
95-4A          Fed Funds + 0.26%            Monthly                       7/1998                 Matured
95-5           Comm Paper + 0.1875%         Monthly                       2/2000                 Matured
96-1           LIBOR + 0.135%               Monthly                           --                 11/2003
96-2           LIBOR + 0.05%                Monthly                           --                 12/2001
97-1           6.689%      (4)              Monthly                       6/2000(3)               8/2004
98-1  A-1      LIBOR + 0.04%                Monthly                           --                  6/2001
      A-2      LIBOR + 0.08%                Monthly                           --                  6/2003
99-1  A-1      5.65%                        Monthly                           --                  3/2001
      A-2      5.78%                        Monthly                           --                  3/2002
99-2  A-1      LIBOR + 0.07%                Monthly                           --                  5/2002
      A-2      LIBOR + 0.13%                Monthly                           --                  5/2004
99-3           LIBOR + 0.12%                Monthly                           --                  7/2002

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS - (CONTINUED)

                  INTEREST                  INTEREST          PRINCIPAL                 MATURITY
SERIES            RATE                      PAYMENTS          PAYMENTS(1)               DATE(2)
------            ----                      --------          -----------               -------
99-4              6.43                      Monthly               --                    11/2002
2000-A            LIBOR + 0.10%             Monthly               --                     3/2003


(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2) The date listed is the Distribution Date on which the principal of the Certificates is expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) As of June 30, 2000, $343.4 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

ISSUE DATE        SERIES DESCRIPTION
MATURITY DATE     PRINCIPAL AMOUNT
-------------     ----------------
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

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
May 1998          $500 million

May 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998         $500 million

December 1995     Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
February 2000     $250 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ISSUE DATE        SERIES DESCRIPTION
MATURITY DATE     PRINCIPAL AMOUNT
-------------     ----------------

November 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding       $500 million

December 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding       $500 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding       $356.6 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Matured (1)       $343.4 million

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

May 1999          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
Outstanding       $1.35 billion

July 1999         Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
Outstanding       $1 billion

November 1999     6.43% Auto Loan Asset Backed Certificates, Series 1999-4 $500 million
Outstanding

April 2000        Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding       $750 million

CFC services the Receivables included in the Trust for a fee.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificate Holders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. The total principal balance paid to Certificate Holders through June 30, 2000 was $343.4 million.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

    3-A      Certificate of Formation of DaimlerChrysler Wholesale Receivables
             LLC.

    3-B Limited Liability Company Agreement of DaimlerChrysler Wholesale Receivables LLC.

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

    4-O Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4.1 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

    4-P Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
             4.2 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

    4-Q Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (continued)

    4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4-R to the Trusts Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

    4-S Series 2000-A Supplement dated as of April 4, 2000 among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.

    27       Financial Data Schedule.

    (b) The registrant filed the following report on Form 8-K during the quarter ended June 30, 2000:

             Date of Report                             Date Filed                         Item Reported
             --------------                             ----------                         -------------
             May 12, 2000                               May 15, 2000                       4



             Financial Statements Filed
             --------------------------
             None

                          CARCO AUTO LOAN MASTER TRUST


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CARCO Auto Loan Master Trust (Registrant)
                            By:    Chrysler Financial Company LLC, as Servicer
                                   -------------------------------------------------








Date:  August 9, 2000       By:    /s/ David H. Olsen
                                   -------------------------------------------------
                                   David H. Olsen, Vice President and Controller
                                                Principal Accounting Officer

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit

  3-A       Certificate of Formation of DaimlerChrysler Wholesale Receivables
            LLC.

  3-B Limited Liability Company Agreement of DaimlerChrysler Wholesale Receivables LLC.

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

  4-O Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit

  4-P Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

  4-Q Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

  4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trusts Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

  4-S Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.

   27       Financial Data Schedule.