Form 10-Q
period 2000-09-30
CARCO AUTO LOAN MASTER TRUST
filed 2000-11-14
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 2000
                                 ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



For the transition period from             to
                               -----------    -----------

Commission file number  000-19452
                        ---------



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


27777 Franklin Road, Southfield, Michigan                       48034
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (248) 512-3990
                                                      ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ----    ----

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

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)


                                                                 September 30
                                                          -------------------------
                                                              2000          1999
                                                          -----------   -----------
                                                                  (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                        $      45.3   $     50.0

Receivables (Note 4)                                         10,036.9      8,861.4
                                                          -----------   ----------
TOTAL ASSETS                                              $  10,082.2   $  8,911.4
                                                          ===========   ==========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)             $      45.3   $     50.0

Asset Backed Certificates (Notes 3, 4 and 5)                 10,036.9      8,861.4
                                                          -----------   ----------
TOTAL LIABILITIES AND EQUITY                              $  10,082.2   $  8,911.4
                                                          ===========   ==========






See Notes to Financial Statements.

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)


                                                                Nine Months Ended
                                                                   September 30,
                                                           -------------------------
                                                               2000           1999
                                                           ---------    ------------
                                                                    (unaudited)

CASH RECEIPTS:

Collections of Interest                                    $    804.0   $    635.1

Deposit to Subordinated Accounts                                  5.6         21.1

Proceeds from Sales of Investor Certificates                    750.0      3,350.0

Collections of Principal                                        971.9        190.3
                                                           ----------   ----------
TOTAL CASH RECEIPTS                                           2,531.5      4,196.5
                                                           ----------   ----------

CASH DISBURSEMENTS:

Purchase of Certificates Held by DCWRLLC and USA                750.0      3,350.0

Distribution of Principal                                       971.9        190.3

Distributions of Interest                                       333.7        227.5

Distribution of Residual Cash Flows to Servicer                 417.8        367.9

Distributions of Amounts from Subordinated Accounts               7.1          1.2

Distributions of Service Fees                                    52.4         38.7
                                                           ----------   ----------
TOTAL CASH DISBURSEMENTS                                      2,532.9      4,175.6
                                                           ----------   ----------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                    (1.4)        20.9
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 46.7         29.1
                                                           ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     45.3   $     50.0
                                                           ==========   ==========



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

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

ISSUE                                                                                           PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                                (IN MILLIONS)
----           ------------------                                                                -------------
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4                  $500.0 (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A                        $300.0 (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B                        $350.0 (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C                        $150.0 (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1                  $400.0 (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2                  $400.0 (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1                  $250.0 (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                  Class A-1 Money Market Extendible Certificates                                 $288.5 (1)
                  Class A-1 Money Market Extendible Certificates                                 $111.5 (1)
                  Class A-2 Medium Term Certificates                                             $100.0 (1)
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1                  $500.0 (1)
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                         $500.0 (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                         $350.0 (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1                  $600.0 (1)
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2                  $600.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3                  $500.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                  $500.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                 $500.0 (1)
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                  $250.0 (1)
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                  $500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                  $500.0
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                         $320.1
               6.689% Auto Loan Asset Backed Certificates, Series 1997-1                         $379.9 (1)
7/98           Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                  Class A-1 Certificates                                                         $500.0
                  Class A-2 Certificates                                                         $500.0
 3/99          Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                  5.65% Class A-1 Certificates                                                   $400.0
                  5.78% Class A-2 Certificates                                                   $600.0
 5/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                  Class A-1 Certificates                                                         $750.0
                  Class A-2 Certificates                                                         $600.0
 7/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                $1,000.0


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


(1) Series matured prior to September 30, 2000. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at September 30, 2000 and 1999 are represented by Certificates held by DCWRLLC and USA, respectively.


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
95-3           Fed Funds + 0.25%             Monthly                       6/1998       Matured
95-4           Fed Funds + 0.26%             Monthly                       5/1998       Matured
95-4A          Fed Funds + 0.26%             Monthly                       7/1998       Matured
95-5           Comm Paper + 0.1875%          Monthly                       2/2000       Matured
96-1           LIBOR + 0.135%                Monthly                      --            11/2003
96-2           LIBOR + 0.05%                 Monthly                      --            12/2001
97-1           6.689%      (4)               Monthly                       9/2000(3)     8/2004
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

(3) As of September 30, 2000, $379.9 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders.

(4) In connection with this Series, the Trust entered into an interest rate swap agreement with AIG Financial Products Corporation ("AIG"), the notional amount of which is equal to the principal amount of the related Certificates. Under this agreement, AIG paid the Trust interest at the Certificate Rate, and the Trust paid interest to AIG based on a floating rate of LIBOR plus 0.017%.

ITEM2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ISSUE DATE        SERIES DESCRIPTION
MATURITY DATE     PRINCIPAL AMOUNT
-------------     ----------------
November 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding       $500 million

December 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding       $500 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding       $320.1 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Matured (1)       $379.9 million

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

(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificate Holders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. The total principal balance paid to Certificate Holders through September 30, 2000 was $379.9 million.

The Trust has no employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For companies with calendar year-ends, the effective date is January 1, 2001 with early adoption permitted. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." For companies which have not adopted Statement 133 before June 15, 2000, this Statement shall be adopted concurrently with Statement 133.

These standards require that all companies recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for based on the use of the derivatives and to the extent they qualify for hedge accounting. The adoption of these new accounting standards is not expected to have a material impact on the Trust's financial statements.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, 5.

There is nothing to report with regard to these items.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     3-A  Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC.

     3-B Limited Liability Company Agreement of DaimlerChrysler Wholesale Receivables.

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

     4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

     4-S Series 2000-A Supplement dated as of April 4, 2000 among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-S to the Trust's Annual Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

     4-T Series 2000-B Supplement dates as of October 23, 2000 among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.

     27   Financial Data Schedule.

     (b) The registrant filed the following report on Form 8-K during the quarter ended September 30, 2000:

          Date of Report          Date Filed               Item Reported
          --------------          ----------               -------------
          October 17, 2000        October 17, 2000                5

          Financial Statements Filed
          --------------------------
          None

                          CARCO AUTO LOAN MASTER TRUST


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 CARCO Auto Loan Master Trust (Registrant)
                             By: Chrysler Financial Company LLC, as Servicer
                                 -----------------------------------------------







Date:  November 9, 2000      By: /s/ Norbert J. Meder
                                 -----------------------------------------------
                                 Norbert J. Meder, Vice President and Controller

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

     4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

     4-S Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-S to the Trust's Annual Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

     4-T Series 2000-B Supplement dated as of October 23, 2000 among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.


     27   Financial Data Schedule.