Form 10-K405
period 2000-12-31
CARCO AUTO LOAN MASTER TRUST
filed 2001-03-28
CIK 873446

FORM VERSION #1 9/12/00




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended   December 31, 2000
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from             to
                                    -----------    ------------

Commission file number  000-19452
                        ----------

                          CARCO AUTO LOAN MASTER TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          State of New York                                 Not Applicable
-------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S.  Employer
    incorporation or organization)                         Identification No.)

       27777 Franklin Road, Southfield, Michigan                  48034
-------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code           (248) 512-3990
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
      Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2 Fixed Rate Auto Loan Asset Backed Certificates, Series 1997-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1 Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2 Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3 6.43% Auto Loan Asset Backed Certificates, Series 1999-4 Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C

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

ITEM 1.    BUSINESS

CARCO Auto Loan Master Trust (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company ("CARCO"), to U.S. Auto Receivables Company ("USA") on August 8, 1991, as assigned by USA to DaimlerChrysler Wholesale Receivables LLC ("DCWR") on May 31, 2000, among USA, Chrysler Credit Corporation, as Servicer ("CCC"), and Manufacturers and Traders Trust Company, a New York banking corporation, as Trustee. The assets of the Trust include wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements (the "Accounts") with automobile dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include (a) certain Receivables existing under the accounts at the close of business on May 31, 1991 (the "Initial Cut-Off Date"), certain Receivables generated under the Accounts from time to time thereafter during the term of the Trust as well as certain Receivables generated under any Accounts added to the Trust from time to time (but excluding Receivables generated in any Accounts removed from the Trust from time to time after the Initial Cut-Off Date), (b) all funds collected or to be collected in respect of such Receivables, (c) all funds on deposit in certain accounts of the Trust, (d) any Enhancement issued with respect to a series of certificates issued by the Trust (each such series, a "Series") and (e) a security interest in certain motor vehicles (the "Vehicles") and certain parts inventory, equipment, fixtures, service accounts and, in some cases, realty and/or a personal guarantee (collectively, the "Collateral Security") securing the Receivables. The term "Enhancement" shall mean, with respect to any Series, any letter of credit, surety bond, cash collateral account, spread account, guaranteed rate agreement, maturity liquidity facility, tax protection agreement, interest rate swap agreement or other similar arrangement for the benefit of Certificateholders of such Series.

USA entered into a Receivables Purchase Agreement, dated as of the date of the Pooling and Servicing Agreement, between USA, as purchaser, and CCC, as seller (the "Receivables Purchase Agreement") as assigned by USA to DCWR on May 31, 2000. Pursuant to the Receivables Purchase Agreement, CCC has (a) sold to USA all of its right, title and interest in and to all Receivables meeting certain eligibility criteria contained in the Receivables Purchase Agreement and the Pooling and Servicing Agreement ("Eligible Receivables") and (b) assigned its interests in the Vehicles and the Collateral Security to USA. USA in turn transferred such Receivables and Collateral Security to the Trust pursuant to the Pooling and Servicing Agreement. USA has also assigned to the Trust its rights with respect to the Receivables under the Receivables Purchase Agreement.

All new Receivables arising under the Accounts prior to January 1, 1996, were sold by CCC to USA and transferred by USA to the Trust. As of May 31, 2000, DCWR replaced USA and USA was merged out of existence. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust were sold by Chrysler Financial Corporation ("CFC"), now known as Chrysler Financial Company LLC ("LLC") to USA and transferred by USA to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectible or otherwise adjusted.

CARCO and DCWR are subsidiaries of LLC. On December 31, 1995, CCC, merged with and into CFC, now known as LLC. CCC serviced the Receivables prior to January 1, 1996. LLC now services the Receivables.

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

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:



ISSUE DATE            SERIES DESCRIPTION
MATURITY DATE         PRINCIPAL AMOUNT
-------------         ----------------
October 1992          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2
October 1997          $400 million

February 1993         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
February 1998         $250 million

November 1993         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1998         $388.5 million


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


ISSUE DATE            SERIES DESCRIPTION
MATURITY DATE         PRINCIPAL AMOUNT
-------------         ----------------
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

October 1994          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
October 1999          $500 million

December 1994         7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August 1997           $500 million

December 1994         8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997         $350 million

January 1995          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1
July 1998             $600 million

March 1995            Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2
February 2000         $600 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3
June 1998             $500 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
May 1998              $500 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998             $500 million

December 1995         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
January 2000          $250 million

November 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding           $500 million

December 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding           $500 million

August 1997           6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding           $287.2 million

August 1997           6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Matured (1)           $412.8 million

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

May 1999              Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
Outstanding           $1.35 billion

July 1999             Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
Outstanding           $1 billion

November 1999         6.43% Auto Loan Asset Backed Certificates, Series 1999-4 $500 million
Outstanding

April 2000            Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding           $750 million

October 2000          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B
Outstanding           $501 million

December 2000         Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C
Outstanding           $500 million


CFC services the Receivables included in the Trust for a fee.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificate Holders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. The total principal balance paid to Certificate Holders during 2000 was $154.7 million.

The Trust has no employees.

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

These standards require that all companies recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for based on the use of the derivatives and to the extent they qualify for the hedge accounting. The adoption of these new accounting standards is not expected to have a material impact on the Trust's financial statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)


                                                                                        December 31,
                                                                                --------------------------
                                                                                   2000            1999
                                                                                -----------     ----------
     ASSETS

     Cash and Cash Equivalents (Note 2)                                         $    52.7       $    46.7

     Receivables (Note 4)                                                        10,354.7        10,030.2
                                                                                ---------       ---------

     TOTAL ASSETS                                                               $10,407.4       $10,076.9
                                                                                =========       =========



     LIABILITIES AND EQUITY

     Amounts Held for Future Distribution (Note 2)                              $    52.7       $    46.7

     Asset Backed Certificates (Notes 3, 4 and 5)                                10,354.7        10,030.2
                                                                                ---------       ---------

     TOTAL LIABILITIES AND EQUITY                                               $10,407.4       $10,076.9
                                                                                =========       =========












     See Notes to Financial Statements.

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)



                                                                                    Year Ended December 31,
                                                                            ----------------------------------------

                                                                             2000             1999           1998
                                                                           --------         --------       --------

CASH RECEIPTS

Collections of Interest                                                  $  1,067.4        $    840.6    $    687.3
Deposits to Subordinated Accounts                                              13.1              22.9           7.5
Proceeds from Sales of Investor Certificates                                1,751.0           3,850.0       1,000.0
Collections of Principal                                                    1,004.7             758.1       2,738.5
                                                                         ----------        ----------    ----------

TOTAL CASH RECEIPTS                                                         3,836.2           5,471.6       4,433.3
                                                                         ----------        ----------    ----------


CASH DISBURSEMENTS

Purchases of Certificates held by DCWR and USA                              1,751.0           3,850.0       1,000.0
Distributions of Principal                                                  1,004.7             758.1       2,738.5
Distributions of Interest                                                     452.7             327.7         297.0
Distributions of Residual Cash Flows to Servicer                              544.5             457.3         394.0
Distributions of Amounts from
   Subordinated Accounts                                                        7.3               5.3          21.5
Distributions of Service Fees                                                  70.1              55.6          51.2
                                                                         ----------        ----------    ----------

TOTAL CASH DISBURSEMENTS                                                    3,830.3           5,454.0       4,502.2
                                                                         ----------        ----------    ----------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)                                 5.9              17.6         (68.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 46.7              29.1          98.0
                                                                         ----------        ----------    ----------


CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     52.7        $     46.7    $     29.1
                                                                         ==========        ==========    ==========









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

NOTE 3 - RELATED PARTIES

On May 31, 2000, DCWR replaced USA as seller under the Trust. Chrysler Auto Receivables Company became a member of DCWR with a 1% membership interest in DCWR, and USA merged in to Chrysler Financial Receivables Corporation ("CFRC") with CFRC being the surviving corporation resulting in CFRC having a 99% membership interest in DCWR. Chrysler Auto Receivable Company and CFRC are both wholly owned subsidiaries of LLC.

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SALES OF CERTIFICATES


The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:



ISSUE                                                                                          PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                               (IN MILLIONS)
----           ------------------                                                               -------------

 8/91          7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                         $750.0  (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4                  $500.0  (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A                        $300.0  (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B                        $350.0  (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C                        $150.0  (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1                  $400.0  (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2                  $400.0  (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1                  $250.0  (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                  Class A-1 Money Market Extendible Certificates                                 $288.5  (1)
                  Class A-1 Money Market Extendible Certificates                                 $111.5  (1)
                  Class A-2 Medium Term Certificates                                             $100.0  (1)
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1                  $500.0  (1)
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                         $500.0  (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                         $350.0  (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1                  $600.0  (1)
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2                  $600.0  (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3                  $500.0  (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                  $500.0  (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                 $500.0  (1)
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                  $250.0  (1)
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                  $500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                  $500.0
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                         $287.2
               6.689% Auto Loan Asset Backed Certificates, Series 1997-1                         $412.8  (1)
 7/98          Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                  Class A-1 Certificates                                                         $500.0
                  Class A-2 Certificates                                                         $500.0
 3/99          Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                  5.65% Class A-1 Certificates                                                   $400.0
                  5.78% Class A-2 Certificates                                                   $600.0


                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SALES OF CERTIFICATES (CONTINUED)



ISSUE                                                                                       PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                            (IN MILLIONS)
----           ------------------                                                            -------------

5/99           Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                  Class A-1 Certificates                                                         $750.0
                  Class A-2 Certificates                                                         $600.0
7/99           Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                $1,000.0
11/99          6.43% Auto Loan Asset Backed Certificates, Series 1999-4                          $500.0
4/00           Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A                  $750.0
10/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B                  $501.0
12/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C                  $500.0


(1) Series matured prior to December 31, 2000. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at December 31, 2000 and 1999 are represented by Certificates held by DCWR and USA.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS


                  INTEREST                  INTEREST          PRINCIPAL                 MATURITY
SERIES            RATE                      PAYMENTS          PAYMENTS(1)               DATE(2)
------            ----                      --------          -----------               -------

91-3           7 7/8%                       Semi-Annually        8/1996                 Matured
92-2           LIBOR + 0.35%                Monthly             10/1997                 Matured
93-1           LIBOR + 0.28%                Monthly              2/1998                 Matured
93-2  A-1      Comm Paper + 0.075%          Monthly             11/1997                 Matured
93-2  A-1      Comm Paper + 0.075%          Monthly             11/1998                 Matured
      A-2      LIBOR + 0.26%                Monthly             11/1998                 Matured
94-1           LIBOR + 0.18%                Monthly             10/1999                 Matured
94-2           7 7/8%                       Semi-Annually        8/1997                 Matured
94-3           8 1/8%                       Annually            11/1997                 Matured
95-1           LIBOR + 0.16%                Monthly              7/1998                 Matured
95-2           LIBOR + 0.13%                Monthly              3/2000                 Matured
95-3           Fed Funds + 0.25%            Monthly              6/1998                 Matured
95-4           Fed Funds + 0.26%            Monthly              5/1998                 Matured
95-4A          Fed Funds + 0.26%            Monthly              7/1998                 Matured
95-5           Comm Paper + 0.1875%         Monthly              2/2000                 Matured
96-1           LIBOR + 0.135%               Monthly             --                      11/2003
96-2           LIBOR + 0.05%                Monthly             --                      12/2001
97-1           6.689% (4)                   Monthly            12/2000(3)                8/2004
98-1  A-1      LIBOR + 0.04%                Monthly             --                       6/2001
      A-2      LIBOR + 0.08%                Monthly             --                       6/2003
99-1  A-1      5.65%                        Monthly             --                       3/2001
      A-2      5.78%                        Monthly             --                       3/2002
99-2  A-1      LIBOR + 0.07%                Monthly             --                       5/2002
      A-2      LIBOR + 0.13%                Monthly             --                       5/2004
99-3           LIBOR + 0.12%                Monthly             --                       7/2002
99-4           6.43                         Monthly             --                      11/2002
00-A           LIBOR + 0.10%                Monthly             --                       3/2003
00-B           LIBOR + 0.08%                Monthly             --                      10/2003
00-C           LIBOR + 0.07%                Monthly             --                      11/2003




(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2) The date listed is the Distribution Date on which the principal of the Certificates is expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) As of December 31, 2000, $412.8 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

(4) In connection with this Series, the Trust entered into an interest rate swap agreement with AIG Financial Products Corporation ("AIG"), the notional amount of which is equal to the remaining principal amount of the related Certificates. Under this agreement, AIG paid the Trust interest at the Certificate Rate, and the Trust paid interest to AIG based on a floating rate of LIBOR plus 0.017%.

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

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows (in millions of dollars):



                                                   DECEMBER 31, 2000                  December 31, 1999
                                             ----------------------------        ----------------------------
                                                CARRYING        FAIR                Carrying         Fair
                                                AMOUNTS         VALUE               Amounts          Value
                                             -------------   ------------        -------------   ------------


Cash                                          $      52.7    $      52.7          $      46.7    $      46.7
Receivables                                   $  10,354.7    $  10,354.7          $  10,030.2    $  10,030.2
Amounts Held for Future Distribution          $      52.7    $      55.1          $      46.7    $      53.0
Asset Backed Certificates                     $  10,354.7    $  10,352.3          $  10,030.2    $  10,023.9



Assumptions and Methodologies

The carrying value of cash and cash equivalents and amounts held for future distribution approximate market value due to the short maturity of these instruments.

The carrying value of variable rate receivables was assumed to approximate fair value since they are priced at current market rates.

The fair value of Asset Backed Certificates was estimated using quoted market prices for investors certificates and net realizable value for excess receivables.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Derivative Financial Instruments

The Trust is exposed to the risk of declining interest rates as a result of financing the acquisition of receivables bearing floating rates with fixed rate certificates. As described in Note 5, the Trust has entered into interest rate swap agreements to reduce its exposure to decreases in interest rates. The interest rate swaps are matched to specific Series of Certificates issued by the Trust. Under the terms of the agreements the Trust receives fixed rate interest payments in return for interest payments based on a variable rate. The weighted average fixed rate received by the Trust was 6.689% and 6.689% at December 31, 2000 and 1999, respectively. The weighted average floating rate paid was 6.727% and 6.480% at December 31, 2000 and 1999, respectively. The Trust does not enter into derivative financial instruments for trading purposes.

Interest rate swap differentials are deposited in, or paid from, the collection account. Funds remaining in the collection account after distribution to Certificateholders are returned to DCWR.

The table below summarizes the Trust's position in interest rate swap agreements (in millions of dollars):

                                                     DECEMBER 31, 2000                  December 31, 1999
                                               ----------------------------        ----------------------------
                                                 CONTRACT                            Contract
                                                    OR          UNREALIZED             or          Unrealized
                                                 NOTIONAL         GAINS              Notional         Gains
                                                  AMOUNT         (LOSSES)             Amount         (Losses)
                                               -------------   ------------        -------------   ------------

Pay variable interest
 rate swaps                                      $ 287.2          $ (.5)              $ 441.9        $ (7.6)



The fair value of the Trust's interest rate swap agreements were based on market quotes from dealers.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Member
Chrysler Financial Company L.L.C.:


We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust (the "Trust") as of December 31, 2000 and 1999, and the related statements of cash receipts and disbursements for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the management of Chrysler Financial Company L.L.C., servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust as of December 31, 2000 and 1999, and its cash receipts and disbursements for each of the years in the three-year period ended December 31, 2000 on the basis of accounting described in Note 1.


/s/ KPMG LLP


Detroit, Michigan
March 26, 2001

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this report:

1. Financial Statements

       Financial statements for CARCO Auto Loan Master Trust as follows:

       Statement of Assets, Liabilities and Equity - December 31, 2000 and 1999 (page 6 of this report)

       Statement of Cash Receipts and Disbursements for the three years ended December 31, 2000, 1999 & 1998 (page 7 of this report)

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K - CONTINUED


3. Exhibits

       (a)  The following exhibits are filed as a part of this report:

Exhibit No.

   3-A Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to Registration Statement No. 333-38873 and incorporated herein by reference.

   3-B Amended and Restated Limited Liability Company agreement of DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780, and incorporated herein by reference.

   4-A Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.1 to the Registration Statement No. 333-50780, and incorporated herein by reference.

   4-B First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivable Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.2 to the Registration Statement No. 333-50780, and incorporated herein by reference.

   4-C Second Amendment dated as of September 21, 1993, to Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4-D Third Amendment dated as of November 1, 1999, to Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as
            Exhibit 4.4 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4-E Fourth Amendment dated as of May 31, 2000, to Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as
            Exhibit 4.5 to Registration Statement No. 333-37882, and incorporated herein by reference.

    4-F Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K - CONTINUED


   4-G Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   4-H Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-FF to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   4-I Series 1997-1 Supplement dated as of July 24, 1997, among U.S. Auto Receivables Company as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

     4-J Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.

     4-K Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
            4.1 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

     4-L Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
            4.2 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

     4-M Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.


     4-N Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trusts Annual Report of Form 10-K for the year ended December 31, 1999 and filed herewith.


     4-O Series 2000-A Supplement dated as of March 24, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit 4-S to the Trusts Current Report of Form 8-K dated April 4, 2000 and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
   AND REPORTS ON FORM 8-K - CONTINUED


     4-P Series 2000-B Supplement dated as of October 17, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-T to the Trusts Current Report of Form 8-K dated October 17, 2000 and incorporated herein by reference.

     4-Q Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-U to the Trusts Current Report of Form 8-K dated December 6, 2000 and incorporated herein by reference.



   23       Consent of KPMG LLP.

   99       Annual Servicer's Certificate and Annual Accountants' Letter

    (b) The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2000.



                      DATE OF REPORT             DATE FILED         ITEM NO.     FINANCIAL STATEMENTS
                      --------------             ----------         -------      --------------------

                      October 17, 2000           October 18, 2000      5                No
                      December 6, 2000           December 3, 2000      5                No


                          CARCO AUTO LOAN MASTER TRUST


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                 CARCO Auto Loan Master Trust (Registrant)
                           By:   Chrysler Financial Company L.L.C., as Servicer
                                 -----------------------------------------------








Date: March 26, 2001       By:   /s/ NORBERT MEDER
                                 ----------------------------------------------
                                 Norbert Meder, Vice President and Controller
                                               Principal Accounting Officer

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX


Exhibit
Number                            Description of Exhibit
------                            ----------------------
  4-E Fourth Amendment dated as of May 31, 2000, to Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit 4.5 to Registration Statement No. 333-37882, and incorporated herein by reference.

  4-F Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

  4-G Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.


  4-H Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-FF to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

  4-I Series 1997-1 Supplement dated as of July 31, 1997, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-G G to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX

Exhibit
Number                            Description of Exhibit
------                            ----------------------

  4-J Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.

  4-K Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
            4.1 to the Trust's Report on Form 8-K dated August 30,1999 and incorporated herein by reference.

  4-L Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C.,as Servicer, and The Bank of New York, as Trustee. Filed as
            Exhibit 4.2 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

  4-M Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

  4-N Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
            Exhibit 4-R to the Trusts Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

  4-O Series 2000-A Supplement dated as of March 24, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4- to the Trusts Report of Form 8-K dated April 4,2000 and incorporated herein by reference.

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
------                       ----------------------

  4-P Series 2000-B Supplement dated as of October 17, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4- to the Trusts Report of Form 8-K dated October 17, 2000 and incorporated herein by reference.

  4-Q Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, The Bank of New York, as Trustee. Filed as Exhibit 4- to the Trusts Report of Form 8-K dated December 6, 2000 and incorporated herein by reference.



   23       Consent of KPMG LLP.


   99       Annual Servicer's Certificate and Annual Accountants' Letter.