Form 10-Q
period 2001-03-31
CARCO AUTO LOAN MASTER TRUST
filed 2001-05-15
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--   --  EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 2001
                               -----------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ------- EXCHANGE ACT OF 1934.


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


 27777 Franklin Road, Southfield, Michigan                           48034
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code         (248) 512-3990
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       --   --     -------

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

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)


                                                           March 31
                                                   ------------------------
                                                     2001            2000
                                                   ---------      ---------
                                                         (unaudited)
ASSETS

Cash and Cash Equivalents (Note 2)                 $    53.1      $    40.1

Receivables (Note 4)                                 9,185.8       10,648.1
                                                   ---------      ---------

TOTAL ASSETS                                       $ 9,238.9      $10,688.2
                                                   =========      =========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)      $    53.1      $    40.1

Asset Backed Certificates (Notes 3, 4 and 5)         9,185.8       10,648.1
                                                   ---------      ---------

TOTAL LIABILITIES AND EQUITY                       $ 9,238.9      $10,688.2
                                                   =========      =========

See Notes to Financial Statements.

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
                                                               (unaudited)
CASH RECEIPTS:

Collections of Interest                                  $  271.8      $  236.8

Deposit to Subordinated Accounts                               --            --

Proceeds from Sales of Investor Certificates                   --            --

Collections of Principal                                    429.0         894.5
                                                         --------      --------

TOTAL CASH RECEIPTS                                         700.8       1,131.3
                                                         --------      --------


CASH DISBURSEMENTS:

Purchase of Certificates Held by DCWRLLC and USA               --            --

Distribution of Principal                                   429.0         894.5

Distributions of Interest                                   121.4         109.4

Distributions of Amounts from Subordinated Accounts            .2           6.7

Distribution of Residual Cash Flows to Servicer             130.1         109.7

Distributions of Service Fees                                19.7          17.6
                                                         --------      --------

TOTAL CASH DISBURSEMENTS                                    700.4       1,137.9
                                                         --------      --------


CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                 0.4          (6.6)
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             52.7          46.7
                                                         --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   53.1      $   40.1
                                                         ========      ========


See Notes to Financial Statements.

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of CARCO Auto Loan Master Trust (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than the accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record overcollateralized receivables, accrued interest receivable on the Receivables or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

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


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Company LLC ("LLC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement.


NOTE 3 - RELATED PARTIES

On May 31, 2000, DaimlerChrysler Wholesale Receivables LLC ("DCWR") replaced U.S. Auto Receivables Company ("USA") as seller under the Trust, Chrysler Auto Receivables Company became a Member of DCWR with a 1% membership interest in DCWR, and USA merged into Chrysler Financial Receivables Corporation ("CFRC") with CFRC being the surviving corporation resulting in CFRC having a 99% membership interest in DCWR. Chrysler Auto Receivables Company and CFRC are both wholly owned subsidiaries of LLC.

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

ISSUE                                                                                          PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                                (IN MILLIONS)
-----          ------------------                                                              ----------------
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4                  $500.0   (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A                        $300.0   (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B                        $350.0   (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C                        $150.0   (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1                  $400.0   (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2                  $400.0   (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1                  $250.0   (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                  Class A-1 Money Market Extendible Certificates                                 $288.5   (1)
                  Class A-1 Money Market Extendible Certificates                                 $111.5   (1)
                  Class A-2 Medium Term Certificates                                             $100.0   (1)
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1                  $500.0   (1)
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                         $500.0   (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                         $350.0   (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1                  $600.0   (1)
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2                  $600.0   (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3                  $500.0   (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                  $500.0   (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                 $500.0   (1)
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                  $250.0   (1)
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                  $500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                  $500.0
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                         $258.2
               6.689% Auto Loan Asset Backed Certificates, Series 1997-1                         $441.8   (1)
 7/98          Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                  Class A-1 Certificates                                                         $500.0
                  Class A-2 Certificates                                                         $500.0
 3/99          Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                  5.65% Class A-1 Certificates                                                   $400.0   (1)
                  5.78% Class A-2 Certificates                                                   $600.0
 5/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                  Class A-1 Certificates                                                         $750.0
                  Class A-2 Certificates                                                         $600.0
 7/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                $1,000.0

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES - (CONTINUED)

ISSUE                                                                              PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                    (IN MILLIONS)
-----          ------------------                                                  ----------------
11/99          6.43% Auto Loan Asset Backed Certificates, Series 1999-4                 $500.0
 4/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A         $750.0
10/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B         $501.0
12/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C         $500.0


(1) Series matured prior to March 31, 2001. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at March 31, 2001 and 2000 are represented by Certificates held by DCWR and USA.


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
95-3           Fed Funds + 0.25%             Monthly                 6/1998        Matured
95-4           Fed Funds + 0.26%             Monthly                 5/1998        Matured
95-4A          Fed Funds + 0.26%             Monthly                 7/1998        Matured
95-5           Comm Paper + 0.1875%          Monthly                 2/2000        Matured
96-1           LIBOR + 0.135%                Monthly                --             11/2003
96-2           LIBOR + 0.05%                 Monthly                --             12/2001
97-1           6.689%      (4)               Monthly                 3/2001         8/2004
98-1  A-1      LIBOR + 0.04%                 Monthly                --              6/2001
      A-2      LIBOR + 0.08%                 Monthly                --              6/2003
99-1  A-1      5.65%                         Monthly                3/2001         Matured
      A-2      5.78%                         Monthly                --              3/2002
99-2  A-1      LIBOR + 0.07%                 Monthly                --              5/2002
      A-2      LIBOR + 0.13%                 Monthly                --              5/2004
99-3           LIBOR + 0.12%                 Monthly                --              7/2002

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS - (CONTINUED)

                  INTEREST                  INTEREST          PRINCIPAL            MATURITY
SERIES            RATE                      PAYMENTS          PAYMENTS(1)          DATE(2)
------            --------                  --------          -----------          --------
99-4              6.43                      Monthly                --              11/2002
2000-A            LIBOR + 0.10%             Monthly                --               3/2003
2000-B            LIBOR + 0.08              Monthly                --              10/2003
2000-C            LIBOR + 0.07              Monthly                --              11/2003


(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2) The date listed is the Distribution Date on which the principal of the Certificates is expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) As of March 31, 2001, $441.8 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ISSUE DATE        SERIES DESCRIPTION
MATURITY DATE     PRINCIPAL AMOUNT
-------------     ------------------
November 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding       $500 million

December 1996     Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding       $500 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding       $258.2 million

August 1997       6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Matured (1)       $441.8 million

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

May 1999          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
Outstanding       $1.35 billion

July 1999         Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
Outstanding       $1 billion

November 1999     6.43% Auto Loan Asset Backed Certificates, Series 1999-4 $500 million
Outstanding

April 2000        Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding       $750 million

October 2000      Floating Rate Auto Loan Asset Backed Certificates Series 2000-B  $501 million
Outstanding

December 2000     Floating Rate Auto Loan Asset Backed certificates, Series 200-C  $500 Million

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificate Holders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. The total principal balance paid to Certificate Holders through March 31, 2001 was $441.8 million.

The Trust has no employees.

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

     3-B Amended and Restated Limited Liability Company agreement of DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780 and incorporated herein by reference.

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

     4-S Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit 4-6 to the Trusts Current Report of form 8-K dated December 6, 2000 and incorporated herein by reference.


     (b) The registrant filed the following report on Form 8-K during the quarter ended March 31, 2001:

               Date of Report             Date Filed            Item Reported
               --------------             ----------            -------------
               NONE

               Financial Statements Filed
               --------------------------
               None

                          CARCO AUTO LOAN MASTER TRUST


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CARCO Auto Loan Master Trust (Registrant)
                          By:   Chrysler Financial Company LLC, as Servicer
                                ----------------------------------------------








Date:   May 15, 2001      By:  /s/ Norbert Meder
                               -----------------------------------------------
                               Norbert J. Meder, Vice President and Controller

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
--------                     -----------------------

  3-A Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to Registration Statement No. 333-38873 and incorporated herein by reference.

  3-B Amended and Restated Limited Liability Company agreement of DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780 and incorporated herein by reference.

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

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
--------                     -----------------------

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

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX


Exhibit
Number                       Description of Exhibit
--------                     -----------------------

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

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX


Exhibit
Number                       Description of Exhibit
--------                     -----------------------

  4-P          Series 1999-2 Supplement dated as of May 20, 1999, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as
               Exhibit 4.2 to the Trust's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

  4-Q          Series 1999-3 Supplement dated as of July 22, 1999, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Company LLC , as Servicer, and The Bank of New York, as Trustee. Filed as
               Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

  4-R Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

  4-S          Series 2000-A Supplement dated as of April 4, 2000, among U.S.
               Auto Receivables Company, as Seller, Chrysler Financial Company LLC , as Servicer, and The Bank of New York, as Trustee. Filed as
               Exhibit 4-S to the Trust's Annual Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

  4-T Series 2000-B Supplement dated as of October 23, 2000 among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-T to the Trusts Current Report of Form 8-K dated October 17, 2000 and incorporated herein by reference.

  4-U Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, the Bank of New York as Trustee. Filed as Exhibit 4 to the trusts report of Form 8-K dated December 6, 2000 and incorporated herein by reference.