Form 10-Q
period 2001-06-30
CARCO AUTO LOAN MASTER TRUST
filed 2001-08-07
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 2001
                                 ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



For the transition period from            to
                               ----------    ----------

Commission file number  000-19452
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


27777 Franklin Road. Southfield, Michigan                                48034
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code   (248) 512-3990
                                                   ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----    -----

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

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)


                                                                                                         June 30
                                                                                                         -------
                                                                                                  2001            2000
                                                                                              ------------- -------------
                                                                                                       (unaudited)

ASSETS
Cash and Cash Equivalents (Note 2)                                                                  $ 53.5        $ 45.6
Receivables (Note 4)                                                                               9,671.6      11,611.8
                                                                                              ------------- -------------
TOTAL ASSETS                                                                                      $9,725.1     $11,657.4
                                                                                              ============= =============


LIABILITIES AND EQUITY
Amounts Held for Future Distribution (Note 2)                                                       $ 53.5        $ 45.6
Asset Backed Certificates (Notes 3, 4, and 5)                                                      9,671.6      11,611.8
                                                                                              ------------- -------------
TOTAL LIABILITIES AND EQUITY                                                                      $9,725.1     $11,657.4
                                                                                              ============= =============


See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)

                                                                                                      Six Months Ended
                                                                                                      ----------------
                                                                                                           June 30,
                                                                                                      ----------------
                                                                                                    2001            2000
                                                                                                        (unaudited)
CASH RECEIPTS
Collections of Interest                                                                             $ 485.2       $ 507.2
Deposit to Subordinated Accounts                                                                          -           5.6
Proceeds from Sales of Investor Certificates                                                              -         750.0
Collections of Principal                                                                            1,041.4         935.3
                                                                                               ------------- -------------
TOTAL CASH RECEIPTS                                                                                 1,526.6       2,198.1
                                                                                               ------------- -------------
CASH DISBURSMENTS
Purchase of Certificates Held by DCWR and USA                                                             -         750.0
Distribution of Principal                                                                           1,041.4         935.3
Distributions of Interest                                                                             217.6         217.9
Distributions of Amounts from Subordinated Accounts                                                      .7           6.8
Distribution of Residual Cash Flows to Servicer                                                       227.8         254.1
Distribution of Service Fees                                                                           38.3          35.1
                                                                                               ------------- -------------
TOTAL CASH DISBURSMENTS                                                                             1,525.8       2,199.2
                                                                                               ------------- -------------
CASH RECEIPTS IN EXCESS OF CASH DISBURSMENTS                                                             .8         (1.1)
(CASH DISBURSMENTS IN EXCESS OF CASH RECEIPTS)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       52.7          46.7
                                                                                               ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 53.5        $ 45.6
                                                                                               ============= =============

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

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:


                                                                                                            PRINCIPAL
ISSUE                                                                                                        AMOUNT
DATE          SERIES DESCRIPTION                                                                         (IN MILLIONS)
----          ------------------                                                                         -------------
       10/91  Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4                            $500.0  (1)
       12/91  Money Market Auto Loan Asset Backed Certificates, Series A                                  $300.0  (1)
        3/92  Money Market Auto Loan Asset Backed Certificates, Series B                                  $350.0  (1)
        5/92  Money Market Auto Loan Asset Backed Certificates, Series C                                  $150.0  (1)
        7/92  Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1                            $400.0  (1)
       10/92  Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2                            $400.0  (1)
        2/93  Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1                            $250.0  (1)
       11/93  Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                 Class A-1 Money Market Extendible Certificates                                           $288.5  (1)
                 Class A-1 Money Market Extendible Certificates                                           $111.5  (1)
                 Class A-2 Medium Term Certificates                                                       $100.0  (1)
       10/94  Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1                            $500.0  (1)
       12/94  7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                                   $500.0  (1)
       12/94  8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                                   $350.0  (1)
        1/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1                            $600.0  (1)
        3/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2                            $600.0  (1)
        5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3                            $500.0  (1)
        5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                            $500.0  (1)
        5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                           $500.0  (1)
       12/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                            $250.0  (1)
       11/96  Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                            $500.0  (1)
       12/96  Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                            $500.0  (1)
        8/97  6.689% Auto Loan Asset Backed Certificates, Series 1997-1                                   $145.8
              6.689% Auto Loan Asset Backed Certificates, Series 1997-1                                   $554.2  (1)
        7/98  Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                 Class A-1 Certificates                                                                   $500.0  (1)
                 Class A-2 Certificates                                                                   $500.0
        3/99  Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                 5.65% Class A-1 Certificates                                                             $400.0  (1)
                 5.78% Class A-2 Certificates                                                             $600.0
        5/99  Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                 Class A-1 Certificates                                                                   $750.0
                 Class A-2 Certificates                                                                   $600.0
        7/99  Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                            $1,000.0

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES - (CONTINUED)

                                                                                                           PRINCIPAL
ISSUE                                                                                                       AMOUNT
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

(1)  Series matured prior to June 30, 2001.  Refer to Note 5 for further details

Receivables in excess of total investor's certificates outstanding at June 30, 2001 and 2000 are represented by Certificates held by DCWR and USA.

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

                                                                                                PRINCIPAL         MATURITY
SERIES                  INTEREST RATE                      INTEREST PAYMENTS                    PAYMENTS (1)      DATE (2)
------                  -------------                      -----------------                    ------------      --------
91-3                    7 7/8%                            Semi-Annually                            8/1996          Matured
92-2                    LIBOR + 0.35%                     Monthly                                 10/1997          Matured
93-1                    LIBOR + 0.28%                     Monthly                                  2/1998          Matured
93-2  A-1               Comm Paper + 0.075%               Monthly                                 11/1997          Matured
      A-1               Comm Paper + 0.075%               Monthly                                 11/1998          Matured
      A-2               LIBOR + 0.26%                     Monthly                                 11/1998          Matured
94-1                    LIBOR + 0.18%                     Monthly                                 10/1999          Matured
94-2                    7 7/8%                            Semi-Annually                            8/1997          Matured
94-3                    8 1/8%                            Annually                                11/1997          Matured
95-1                    LIBOR + 0.16%                     Monthly                                  7/1998          Matured
95-2                    LIBOR + 0.13%                     Monthly                                  3/2000          Matured
95-3                    Fed Funds + 0.25%                 Monthly                                  6/1998          Matured
95-4                    Fed Funds + 0.26%                 Monthly                                  5/1998          Matured
95-4A                   Fed Funds + 0.26%                 Monthly                                  7/1998          Matured
95-5                    Comm Paper + 0.1875%              Monthly                                  2/2000          Matured
96-1                    LIBOR + 0.135%                    Monthly                                       -          11/2003
96-2                    LIBOR + 0.05%                     Monthly                                       -          12/2001
97-1                    6.689%   (4)                      Monthly                               6/2001(3)           8/2004
98-1  A-1               LIBOR + 0.04%                     Monthly                                  6/2001          Matured
      A-2               LIBOR + 0.08%                     Monthly                                       -           6/2003
99-1  A-1               5.65%                             Monthly                                  3/2001          Matured
      A-2               5.78%                             Monthly                                       -           3/2002
99-2  A-1               LIBOR + 0.07%                     Monthly                                       -           5/2002
      A-2               LIBOR + 0.13%                     Monthly                                       -           5/2004
99-3                    LIBOR + 0.12%                     Monthly                                       -           7/2002


                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS - (CONTINUED)

SERIES                  INTEREST RATE             INTEREST PAYMENTS            PRINCIPAL         MATURITY
------                  -------------             -----------------            PAYMENTS (1)      DATE (2)
                                                                               ------------      --------
99-4                    6.43                     Monthly                       -                  11/2002
2000-A                  LIBOR + 0.10%            Monthly                       -                   3/2003
2000-B                  LIBOR + 0.08             Monthly                       -                  10/2003
2000-C                  LIBOR + 0.07             Monthly                       -                  11/2003

(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2) The date listed is the Distribution Date on which the principal of the Certificates is expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the related prospectus.

(3) As of June 30, 2001, $554.2 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders.

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

December 1995         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
February 2000         $250 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



ISSUE DATE            SERIES DESCRIPTION
MATURITY DATE         PRINCIPAL AMOUNT
-------------         ----------------
November 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding           $500 million

December 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding           $500 million

August 1997           6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding           $145.8 million

August 1997           6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Matured (1)           $554.2 million

July 1998             Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
Outstanding           $500 million

March 1999            Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
Outstanding           5.78% Class A-2 Certificates
                      $600 million.

May 1999              Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
Outstanding           $1.35 billion

July 1999             Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
Outstanding           $1 billion

November 1999         6.43% Auto Loan Asset Backed Certificates, Series 1999-4
Outstanding           $500 million

April 2000            Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding           $750 million

October 2000          Floating Rate Auto Loan Asset Backed Certificates Series 2000-B
Outstanding           $501 million

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificate Holders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. The total principal balance paid to Certificate Holders through June 30, 2001 was $554.2 million.

The Trust has no employees.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, 5.

There is nothing to report with regard to these items.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as part of this report:

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

4-G Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

4-H Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

4-I Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-FF to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

4-J Series 1997-1 Supplement dated as of July 24, 1997, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

4-K Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.

4-L Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

4-M Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

4-N Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated by reference.

4-O Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.
         Filed as Exhibit 4-R to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

4-P Series 2000-A Supplement dated as of April 4, 2000 among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.

4-Q Series 2000-B Supplement dated as of October 23, 2000 among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.

4-R Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, and the Bank of New York, as Trustee.


 (b) The registrant filed the following report on Form 8-K during the quarter ended June 30, 2001:

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








                                 CARCO Auto Loan Master Trust (Registrant)
                             By: Chrysler Financial Company LLC, as Servicer
                                 ----------------------------------------------








Date:    July 30, 2001       By:   /s/ Norbert Meder
                                 -----------------------------------------------
                                 Norbert J. Meder, Vice President and Controller

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

4-G Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

4-H Series 1996-1 Supplement dated as of September 30, 1996, among U .S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

4-I Series 1996-2 Supplement dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-FF to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

4-J Series 1997-1 Supplement dated as of July 31, 1997, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-GG to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

4-K Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.

4-L Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX
Exhibit
Number            Description of Exhibit

4-M Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

4-N Series 1999-3 Supplement dated as of July 22, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC , as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.

4-O Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

4-P Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.

4-Q Series 2000-B Supplement dated as of October 23, 2000 among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee.

4-R Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, the Bank of New York as Trustee.