Form 10-Q
period 2001-09-30
CARCO AUTO LOAN MASTER TRUST
filed 2001-11-14
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 2001
                               --------------------

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


27777 Franklin Road. Southfield, Michigan                      48034
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (248) 512-3990
                                                       ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

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
                            (in millions of dollars)


                                                                                                    September 30
                                                                                              ---------------------------
                                                                                                  2001            2000
                                                                                              ------------    -----------
                                                                                                      (unaudited)

ASSETS
Cash and Cash Equivalents (Note 2)                                                                  $ 51.6        $ 45.3
Receivables (Note 4)                                                                               8,686.0      10,036.9
                                                                                              ---------------------------
TOTAL ASSETS                                                                                      $8,737.6     $10,082.2
                                                                                              ===========================


LIABILITIES AND EQUITY
Amounts Held for Future Distribution (Note 2)                                                       $ 51.6        $ 45.3
Asset Backed Certificates (Notes 3, 4, and 5)                                                      8.686.0      10,036.9
                                                                                              ---------------------------
TOTAL LIABILITIES AND EQUITY                                                                      $8,737.6     $10,082.2
                                                                                              ===========================


See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)

                                                                                                   Nine Months Ended
                                                                                               ---------------------------
                                                                                                       September 30,
                                                                                                   2001            2000
                                                                                               ------------     ----------
                                                                                                       (unaudited)
CASH RECEIPTS
Collections of Interest                                                                             $ 675.0       $ 804.0
Deposit to Subordinated Accounts                                                                          -           5.6
Proceeds from Sales of Investor Certificates                                                              -         750.0
Collections of Principal                                                                            1,112.4         971.9
                                                                                               ---------------------------
TOTAL CASH RECEIPTS                                                                                 1,787.4       2,531.5
                                                                                               ---------------------------
CASH DISBURSMENTS
Purchase of Certificates Held by DCWR and USA                                                             -         750.0
Distribution of Principal                                                                           1,112.4         971.9
Distributions of Interest                                                                             293.4         333.7
Distributions of Amounts from Subordinated Accounts                                                     1.1           7.1
Distribution of Residual Cash Flows to Servicer                                                       326.3         417.8
Distribution of Service Fees                                                                           55.3          52.4
                                                                                               ---------------------------
TOTAL CASH DISBURSMENTS                                                                             1,788.5       2,532.9
                                                                                               ---------------------------
CASH RECEIPTS IN EXCESS OF CASH DISBURSMENTS                                                          (1.1)         (1.4)
(CASH DISBURSMENTS IN EXCESS OF CASH RECEIPTS)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       52.7          46.7
                                                                                               ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 51.6         $45.3
                                                                                               ===========================

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

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:


                                                                                                          PRINCIPAL
       ISSUE                                                                                               AMOUNT
       DATE   SERIES DESCRIPTION                                                                        (IN MILLIONS)
       ----   ------------------                                                                        -------------
       10/91  Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4                            $  500.0 (1)
       12/91  Money Market Auto Loan Asset Backed Certificates, Series A                                  $  300.0 (1)
        3/92  Money Market Auto Loan Asset Backed Certificates, Series B                                  $  350.0 (1)
        5/92  Money Market Auto Loan Asset Backed Certificates, Series C                                  $  150.0 (1)
        7/92  Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1                            $  400.0 (1)
       10/92  Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2                            $  400.0 (1)
        2/93  Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1                            $  250.0 (1)
       11/93  Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
                 Class A-1 Money Market Extendible Certificates                                           $  288.5 (1)
                 Class A-1 Money Market Extendible Certificates                                           $  111.5 (1)
                 Class A-2 Medium Term Certificates                                                       $  100.0 (1)
       10/94  Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1                            $  500.0 (1)
       12/94  7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                                   $  500.0 (1)
       12/94  8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                                   $  350.0 (1)
        1/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1                            $  600.0 (1)
        3/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2                            $  600.0 (1)
        5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3                            $  500.0 (1)
        5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                            $  500.0 (1)
        5/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                           $  500.0 (1)
       12/95  Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                            $  250.0 (1)
       11/96  Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                            $  500.0
       12/96  Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                            $  500.0
        8/97  6.689% Auto Loan Asset Backed Certificates, Series 1997-1                                   $   74.8
              6.689% Auto Loan Asset Backed Certificates, Series 1997-1                                   $  625.2 (1)
        7/98  Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                 Class A-1 Certificates                                                                   $  500.0 (1)
                 Class A-2 Certificates                                                                   $  500.0
        3/99  Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                 5.65% Class A-1 Certificates                                                             $  400.0 (1)
                 5.78% Class A-2 Certificates                                                             $  600.0
        5/99  Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                 Class A-1 Certificates                                                                   $  750.0
                 Class A-2 Certificates                                                                   $  600.0
        7/99  Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                            $1,000.0

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SALES OF CERTIFICATES - (CONTINUED)

                                                                                                          PRINCIPAL
       ISSUE                                                                                               AMOUNT
       DATE   SERIES DESCRIPTION                                                                        (IN MILLIONS)
       ----   ------------------                                                                        -------------
      11/99  6.43% Auto Loan Asset Backed Certificates, Series 1999-4                                     $  500.0
       4/00  Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A                             $  750.0
      10/00  Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B                             $  501.0
      12/00  Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C                             $  500.0

(1) Series matured prior to September 30, 2001. Refer to Note 5 for further details

Receivables in excess of total investor's certificates outstanding at September 30, 2001 and 2000 are represented by Certificates held by DCWR and USA.

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
95-3                    Fed Funds + 0.25%                 Monthly                                   6/1998       Matured
95-4                    Fed Funds + 0.26%                 Monthly                                   5/1998       Matured
95-4A                   Fed Funds + 0.26%                 Monthly                                   7/1998       Matured
95-5                    Comm Paper + 0.1875%              Monthly                                   2/2000       Matured
96-1                    LIBOR + 0.135%                    Monthly                                        -       11/2003
96-2                    LIBOR + 0.05%                     Monthly                                        -       12/2001
97-1                    6.689%   (4)                      Monthly                                9/2001(3)        8/2004
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
99-2  A-1               LIBOR + 0.07%                     Monthly                                        -        5/2002
      A-2               LIBOR + 0.13%                     Monthly                                        -        5/2004
99-3                    LIBOR + 0.12%                     Monthly                                        -        7/2002

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS - (CONTINUED)

                                                                                               PRINCIPAL             MATURITY
SERIES                  INTEREST RATE                      INTEREST PAYMENTS                   PAYMENTS (1)          DATE (2)
------                  -------------                      -----------------                   ------------          --------
99-4                    6.43                              Monthly                               -                      11/2002
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

(3) As of September 30, 2001, $625.2 million of the original $700.0 million of principal on Series 1997-1 was paid to Certificateholders.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


ISSUE DATE            SERIES DESCRIPTION
MATURITY DATE         PRINCIPAL AMOUNT
-------------         ----------------
November 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding           $500 million

December 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
Outstanding           $500 million

August 1997           6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Outstanding           $74.8 million

August 1997           6.689% Auto Loan Asset Backed Certificates, Series 1997-1
Matured (1)           $625.2 million

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificate Holders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. The total principal balance paid to Certificate Holders through September 30, 2001 was $625.2 million.

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

4-P Series 2000-A Supplement dated as of April 4, 2000 among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-P to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K (continued)

4-Q Series 2000-B Supplement dated as of October 23, 2000 among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

4-R Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

(b) The registrant filed the following report on Form 8-K during the quarter ended September 30, 2001:

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








                                CARCO Auto Loan Master Trust (Registrant)
                           By:  Chrysler Financial Company LLC, as Servicer
                                -------------------------------------------







Date: October 24, 2001     By:     /s/ Norbert Meder
                                ------------------------------------------------
                                Norbert J. Meder, Vice President and Controller

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

4-P Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-P to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.


4-Q Series 2000-B Supplement dated as of October 23, 2000 among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.


4-R Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, the Bank of New York as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.