Form 10-K405
period 2001-12-31
CARCO AUTO LOAN MASTER TRUST
filed 2002-04-01
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended    December 31, 2001
                                      -----------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the transition period from                 to                .
                                        ---------------    ---------------


Commission file number    000-19452
                          ---------

                          CARCO AUTO LOAN MASTER TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             State of New York                             Not Applicable
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I. R. S. Employer
 or organization)                                          Identification No.)


         27777 Franklin Road, Southfield, Michigan                 48034
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code      (248) 948-3124
                                                   -----

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1 Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2 Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3 6.43% Auto Loan Asset Backed Certificates, Series 1999-4 Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No. ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S_K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I.

ITEM 1.    BUSINESS

Carco Auto Loan Master Trust (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of May 31, 1991, among Chrysler Auto Receivables Company ("CARCO"), Chrysler Credit Corporation, as Servicer ("CCC"), and Manufacturers and Traders Trust Company, a New York banking corporation, as Trustee. The assets of the Trust include wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements (the "Accounts") with automobile dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include (a) certain Receivables existing under the accounts at the close of business on May 31, 1991 (the "Initial Cut-Off Date"), certain Receivables generated under the Accounts from time to time thereafter during the term of the Trust as well as certain Receivables generated under any Accounts added to the Trust from time to time (but excluding Receivables generated in any Accounts removed from time to time after the Initial Cut-Off Date), (b) all funds collected or to be collected in respect of such Receivables, (c) all funds on deposit in certain accounts of the Trust, (d) any Enhancement issued with respect to a series of certificates issued by the Trust (each such series, a "Series") and (e) a security interest in certain motor vehicles (the "Vehicles") and certain parts inventory, equipment, fixtures, service accounts and, in some cases, realty and/or a personal guarantee (collectively, the "Collateral Security") securing the Receivables. The term "Enhancement" shall mean, with respect to any Series, any letter of credit, surety bond, cash collateral account, spread account, guaranteed rate agreement, maturity liquidity facility, tax protection agreement, interest rate swap agreement or other similar arrangement for the benefit of Certificateholders of such Series. An Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 (the "P&S Agreement"), was entered into among DaimlerChrysler Wholesale Receivables LLC (as successor to CARCO) ("DCWR"), DaimlerChrysler Services North America LLC (as successor to CCC) ("LLC") and the Bank of New York, as successor Trustee.

CARCO entered into a Receivables Purchase Agreement, dated as of May 31, 1991, between itself, as purchaser, and CCC, as seller (the "Receivables Purchase Agreement") as assigned by to U.S. Auto Receivables Company ("USA") on August 8, 1991, as further assigned by USA to DCWR on May 31, 2000. Pursuant to the Receivables Purchase Agreement, LLC has (a) sold to DCWR all of its right, title and interest in and to all Receivables meeting certain eligibility criteria contained in the Receivables Purchase Agreement and the Pooling and Servicing Agreement ("Eligible Receivables") and (b) assigned its interests in the Vehicles and the Collateral Security to DCWR. DCWR in turn transferred such Receivables and Collateral Security to the Trust pursuant to the Pooling and Servicing Agreement. DCWR has also assigned to the Trust its rights with respect to the Receivables under the Receivables Purchase Agreement.

All new Receivables arising under the Accounts prior to January 1, 1996 were sold by CCC to USA and transferred by USA to the Trust. As of May 31, 2000, DCWR replaced USA and USA was merged out of existence. CARCO and DCWR are subsidiaries of LLC. On December 31, 1995, CCC, merged with and into Chrysler Financial Corporation ("CFC"), on October 25, 1998 CFC merged with and into Chrysler Financial Company L.L.C. ("CFCLLC") and on November 30, 2001 CFCLLC merged with and into LLC. CCC serviced the Receivables prior to January 1, 1996, CFC prior to October 25, 1998 and CFCLLC prior to November 30, 2001. LLC is currently the Servicer of the Receivables. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust were sold by CFC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after October 25, 1998 during the term on the Trust were sold by CFCLLC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after May 31, 2000 were sold by CFCLLC to DCWR and transferred by DCWR to the Trust. And likewise, all new receivables arising under the Accounts on or after November 30, 2001 during the term of the Trust were sold by LLC to DCWR and transferred by DCWR to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectible or otherwise adjusted.

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

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
May 1998              $500 million

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998             $500 million

December 1995         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
January 2000          $250 million

November 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding           $500 million

December 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
December 2001         $500 million

August 1997           6.689% Auto Loan Asset Backed Certificates, Series 1997-1
September 2001 (1)    $700 million

July 1998             Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
Outstanding           $1 billion

March 1999            Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
March 2001            5.65% Class A-1 Certificates $400 million
Outstanding           5.78% Class A-2 $600 million

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

April 2000            Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding           $750 million


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ISSUE DATE            SERIES DESCRIPTION
MATURITY DATE         PRINCIPAL AMOUNT
-------------         ----------------

October 2000          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B
Outstanding           $501 million

December 2000         Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C
Outstanding           $500 million

December 2001         Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A
Outstanding           $1 billion




LLC services the Receivables included in the Trust for a fee.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

(1) Pursuant to the Series 1997-1 Prospectus Supplement, beginning with the August 16, 1999 Principal Commencement Date, the Certificateholders began to receive principal payments monthly on each Distribution Date. These payments were calculated in accordance with the corresponding provisions of the Prospectus Supplement. The payments will continue until the outstanding principal balance has been paid in full. This occurred in September, 2001. The total principal balance paid to Certificateholders during 2001 was $287.2 million.

The Trust has no employees.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)


                                                                 December 31,
                                                         -----------------------------

                                                            2001               2000
                                                            ----               ----

ASSETS

Cash and Cash Equivalents (Note 2)                       $    55.6          $      52.7


Receivables (Note 4)                                       8,957.2             10,354.7
                                                         ---------          -----------

TOTAL ASSETS                                             $ 9,012.8          $  10,407.4
                                                         =========          ===========

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)            $    55.6          $      52.7


Asset Backed Certificates (Notes 3, 4, and 5)              8,957.2             10,354.7
                                                         ---------          -----------

TOTAL LIABILITIES AND EQUITY                             $ 9,012.8          $  10,407.4
                                                         =========          ===========



See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)

                                                                     Year Ended December 31,
                                                                     -----------------------

                                                               2001           2000            1999
                                                               ----           ----            ----
CASH RECEIPTS

Collections of Interest                                      $  833.6        $1,067.4        $  840.6
Deposits to Subordinated Accounts                                 7.5            13.1            22.9
Proceeds from Sales of Investor Certificates                  1,000.0         1,751.0         3,850.0
Collections of Principal                                      1,687.2         1,004.7           758.1
                                                             --------        --------        --------
TOTAL CASH RECEIPTS                                           3,528.3         3,836.2         5,471.6

CASH DISBURSEMENTS

Purchases of Certificates held by DCWR and USA                1,000.0         1,751.0         3,850.0
Distributions of Principal                                    1,687.2         1,004.7           758.1
Distributions of Interest                                       349.6           452.7           327.7
Distributions of Residual Cash Flows to Servicer                411.3           544.5           457.3
Distributions of Amounts from Subordinated Accounts               5.2             7.3             5.3
Distributions of Service Fees                                    72.1            70.1            55.6
                                                             --------        --------        --------

TOTAL CASH DISBURSEMENTS                                      3,525.4         3,830.3         5.454.0
                                                             --------        --------        --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                     2.9             5.9            17.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   52.7            46.7            29.1
                                                             --------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   55.6        $   52.7        $   46.7
                                                             ========        ========        ========



See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Trust are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do no record overcollateralized receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

DERIVATIVE FINANCIAL STATEMENTS

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:


ISSUE                                                                                                PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                                     (IN MILLIONS)
----           ------------------                                                                     -------------

 8/91          7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                               $  750.0 (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4                        $  500.0 (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A                              $  300.0 (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B                              $  350.0 (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C                              $  150.0 (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1                        $  400.0 (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2                        $  400.0 (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1                        $  250.0 (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2                        $  500.0 (1)
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1                        $  500.0 (1)
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                               $  500.0 (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                               $  350.0 (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1                        $  600.0 (1)
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2                        $  600.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3                        $  500.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                        $  500.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                       $  500.0 (1)
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                        $  250.0 (1)
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                        $  500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                        $  500.0 (1)
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                               $  700.0 (1)
 7/98          Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                    Class A-1 Certificates                                                             $  500.0 (1)
                    Class A-2 Certificates                                                             $  500.0


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

NOTE 4 - SALES OF CERTIFICATES (CONTINUED)



3/99           Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                    5.65% Class A-1 Certificates                                                       $  400.0 (1)
                    5.78% Class A-2 Certificates                                                       $  600.0
 7/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                        $1,000.0
11/99          6.43% Auto Loan Asset Backed Certificates, Series 1999-4                                $  500.0
 4/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A                        $  750.0
10/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B                        $  501.0
12/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C                        $  500.0
12/01          Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A                        $1,000.0




(1) Series matured prior to December 31, 2001. Refer to Note 5 for further details.

Receivables in excess of total investor's certificates outstanding at December 31, 2001 and 2000 are represented by Certificates held by DCWR and USA.

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS



SERIES          INTEREST RATE              INTEREST PAYMENTS       PRINCIPAL PAYMENTS (1)     MATURITY DATE (2)
------          -------------              -----------------       ----------------------     -----------------

91-3            7 7/8%                     Semi-Annually            8/1996                    Matured
92-2            LIBOR + 0.35%              Monthly                 10/1997                    Matured
93-1            LIBOR + 0.28%              Monthly                  2/1998                    Matured
93-2 A-1        Comm Paper + 0.075%        Monthly                 11/1997 & 1998             Matured
     A-2        LIBOR + 0.26%              Monthly                 11/1998                    Matured
94-1            LIBOR + 0.18%              Monthly                 10/1999                    Matured
94-2            7 7/8 %                    Semi-Annually            8/1997                    Matured
94-3            8 1/8%                     Annually                11/1997                    Matured
95-1            LIBOR + 0.16%              Monthly                  7/1998                    Matured
95-2            LIBOR + 0.13%              Monthly                  3/2000                    Matured
95-3            Fed Funds + 0.25%          Monthly                  6/1998                    Matured
95-4            Fed Funds + 0.26%          Monthly                  5/1998                    Matured
95-4A           Fed Funds + 0.26%          Monthly                  7/1998                    Matured
95-5            Comm Paper + 0.1875%       Monthly                  2/2000                    Matured
96-1            LIBOR + 0.135%             Monthly                  ---                       11/2003
96-2            LIBOR + 0.05%              Monthly                 12/2001                    Matured
97-1            6.689%  (4)                Monthly                  9/2001 (3)                Matured
98-1 A-1        LIBOR + 0.04%              Monthly                  6/2001                    Matured
98-1 A-2        LIBOR + 0.08%              Monthly                 -----                       6/2003
99-1 A-1        5.65%                      Monthly                  3/2001                    Matured
99-1 A-2        5.78%                      Monthly                  ----                       3/2002
99-2 A-1        LIBOR + 0,07%              Monthly                 -   - - -                   5/2002
99-2 A-2        LIBOR + 0.13%              Monthly                 -   - - -                   5/2004
99-3            LIBOR + 0.12%              Monthly                 -   - - -                   7/2002
99-4            6.43%                      Monthly                 -   - - -                  11/2002
00-A            LIBOR + 0.10%              Monthly                 -   - - -                   3/2003
00-B            LIBOR + 0.08%              Monthly                 -   - - -                  10/2003
00-C            LIBOR + 0.07%              Monthly                 -   - - -                  11/2003
01-A            LIBOR + 0.065%             Monthly                 -   - - -                  11/2004



(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.
(2) The date listed is the Distribution Date on which the principal of the Certificates is expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the prospectus.
(3) As of January 1, 2001 the remaining balance on the $700.0 million in principal was $287.2. As of September 2001, the Series 1997-1 was paid in full to the Certificateholders.
(4) In connection with this Series, the Trust entered into an interest rate swap agreement with the AIG Financial Products Corporation ("AIG"). The notional amount of which is equal to the remaining principal amount of the related Certificates. Under this agreement, AIG paid the Trust interest at the Certificate Rate, and the Trust paid interest to AIG based on a floating rate of LIBOR plus 0.017%.

NOTE 6 - FEDERAL INCOME TAXES

The Certificates, in the opinion of outside legal counsel, will not be characterized as debt of the Trust for federal income tax purposes. Certificateholders will be subject to income tax on interest earned with respect to the Certificates.

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

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows (in millions of dollars):

                                                December 31, 2001                December 31, 2000
                                                -----------------                -----------------
                                             Carrying          Fair          Carrying           Fair
                                             Amounts           Value          Amounts           Value
                                             -------           -----          -------           -----

Cash and Cash Equivalents                   $     55.6      $     55.6      $      52.7      $      52.7
Receivables                                 $  8,957.2      $  8,957.2      $  10,354.7      $  10,354.7
Amounts Held for Future Distribution        $     55.6      $     34.5      $      52.7      $      55.1
Asset Backed Certificates                   $  8,957.2      $  8,978.3      $  10,354.7      $  10,352.3




Assumptions and Methodologies

The carrying value of Cash and Cash Equivalents approximate market value due to the short maturity of these instruments.

The carrying value of variable rate Receivables was assumed to approximate fair value since they are priced at current market rates.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for amounts with short-term maturities and at net realizable value for the remaining amount due DCWR.

The fair value of Asset Backed Certificates was estimated using quoted market prices for investors' certificates and net realizable value for excess receivables.

Derivative Financial Instruments

The Trust is exposed to the risk of declining interest rates as a result of financing the acquisition of receivables bearing floating rates with fixed rate certificates. As described in Note 5, the Trust has entered into interest rate swap agreements to reduce its exposure to decreases in interest rates. The interest rate swaps are matched to specific Series of Certificates issued by the Trust. Under the terms of the agreements the Trust receives fixed rate interest payments in return for interest payments based on a variable rate. The weighted average fixed rate received by the Trust was 6.689% at December 31, 2000. The Trust does not enter into derivative financial instruments for trading purposes.

Interest rate swap differentials are deposited in, or paid from, the collection account. Funds remaining in the collection account after distribution to Certificateholders are returned to DCWR.

The table below summarizes the Trust's position in interest rate swap agreements (in millions of dollars):

                                              December 31, 2001          December 31, 2000
                                            Contract                  Contract
                                               Or      Unrealized        Or       Unrealized
                                            Notional      Gains       Notional       Gains
                                             Amount     or Losses      Amount      or Losses
                                           -----------------------   ------------------------

Pay variable interest
rate swaps                                   $  0.0      $  0.0      $  287.2      $ (.5)



The fair value of the Trust's interest rate swap agreements were based on market quotes from dealers.

                             [KPMG LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Member
DaimlerChrysler Services North America LLC:


We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust (the "Trust") as of December 31, 2001 and 2000, and the related statements of cash receipts and disbursements for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the management of DaimlerChrysler Services North America LLC, servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust as of December 31, 2001 and 2000, and its cash receipts and disbursements for each of the years in the three-year period ended December 31, 2001 on the basis of accounting described in Note 1.


   /s/ KPMG LLP


Detroit, Michigan
March 27, 2002

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.   Financial Statements

     Financial statements for CARCO Auto Loan Master Trust as follows:

     Statements of Assets, Liabilities and Equity - December 31, 2001 and 2000 (page 6 of this report)

     Statements of Cash Receipts and Disbursements for the three years ended December 31, 2001, 2000 & 1999 (page 7 of this report)

     Notes to Financial Statements (pages 8 - 13 of this report)

     Independent Auditors' Report (page 14 of this report)

2.   Financial Statement Schedules

     All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

3.       Exhibits

         (a) The following exhibits are filed as a part of this report:

Exhibit No.

   3 - A Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to Registration Statement No. 333-38873, and incorporated herein by reference.

   3 - B Amended and Restated Limited Liability Company agreement of DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 - A Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.1 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 - B First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivable Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.2 to the Registration Statement No. 333-50780, and incorporated herein by reference.

   4 - C Second Amendment dated as of September 21, 1993, to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 - D Third Amendment dated as of November 1, 1999, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit
             4.4 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4 - E Fourth Amendment dated as of May 31, 2000, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit
             4.5 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4  - F    Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company,
             Chrysler Financial Corporation, Manufacturers and Traders Trust
             Company, and The Bank of New York. Filed as Exhibit 4-DD to the
             Trust's Quarterly Report on Form 10-Q for the period ended
             September 30, 1996, and incorporated herein by reference.

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

   4 - G     Series 1996-1 Supplement dated as of September 30, 1996, among
             U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   4 - H Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

   4 - I Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4.1 to the Trust" Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

   4 - J Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
             4.2 to the Trust's Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

   4 - K Series 1999-3 Supplement dated as of July 3, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

   4 - L Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4-R to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

   4 - M Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4-P to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 - N Series 2000-B Supplement dated as of October 23, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 - O Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

   4 - P Series 2001-A Supplement dated as of December 7, 2001, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   4 - Q Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
             4.1 to the Trust's Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   23        Consent of KPMG LLP.

   99        Annual Servicer's Certificate and Annual Accountants' Letter

    (b) The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2000:

   Date of Report       Date Filed         Item No.        Financial Statements
   --------------       ----------         --------        --------------------

   December 7, 2001     December 19, 2001      5            None

                          CARCO AUTO LOAN MASTER TRUST


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   CARCO Auto Loan Master Trust ( Registrant )
                              By:  DaimlerChrysler Services
                                   North America LLC, as Servicer
                                   ---------------------------------------------







     Date: March 25, 2002    By:   /s/ Norbert Meder
                                   ---------------------------------------------

                                   Norbert Meder, Vice President and  Controller
                                     Principal Accounting Officer

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX

   Exhibit
   Number                    Description of Exhibit

   3 - A Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to Registration Statement No. 333-38873 and incorporated herein by reference.

   3 - B Amended and Restated Limited Liability Company agreement of DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 - A Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.1 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 - B First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivable Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.2 to the Registration Statement No. 333-50780, and incorporated herein by reference.

   4 - C Second Amendment dated as of September 21, 1993, to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as
                Exhibit 4.3 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 - D Third Amendment dated as of November 1, 1999, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit 4.4 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4 - E Fourth Amendment dated as of May 31, 2000, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit 4.5 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4 - F Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust" Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX

   4 - G     Series 1996-1 Supplement dated as of September 30, 1996, among
             U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   4 - H Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

   4 - I Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4.1 to the Trust" Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

   4 - J Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
             4.2 to the Trust's Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

   4 - K Series 1999-3 Supplement dated as of July 3, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

   4 - L Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4-R to the Trust's Annual Report of Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

   4 - M Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4-P to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 - N Series 2000-B Supplement dated as of October 17, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 - O Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

                          CARCO AUTO LOAN MASTER TRUST

                                  EXHIBIT INDEX


   4 - P Series 2001-A Supplement dated as of December 7, 2001, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   4 - Q Amended and Restated Polling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
             4.1 to the Trust's Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   23        Consent of KPMG LLP.

   99        Annual Servicer's Certificate and Annual Accountants' Letter