Form 10-Q
period 2002-03-31
CARCO AUTO LOAN MASTER TRUST
filed 2002-05-15
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended    March 31, 2002

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
      For the transition period from              to
                                     -----------      -----------

Commission file number    000-19452

                          CARCO AUTO LOAN MASTER TRUST
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          State of New York                           Not Applicable
-------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

27777 Franklin Road, Southfield, Michigan                48034
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (248) 948-3124
                                                   ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No.
                                       -----     -----

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but, in the opinion of management, reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)


                                                                   March 31,
                                                                  ---------
                                                            2002             2001
                                                            ----             ----
ASSETS

Cash and Cash Equivalents (Note 2)                      $      52.1     $     53.1

Receivables (Note 4)                                       10,252.1        9,185.8
                                                        -----------     ----------

TOTAL ASSETS                                            $  10,304.2     $  9,238.9
                                                        ===========     ==========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)           $      52.1     $     53.1

Asset Backed Certificates (Notes 3 and 4)                  10,252.1        9,185.8
                                                        -----------     ----------
TOTAL LIABILITIES AND EQUITY                            $  10,304.2     $  9,238.9
                                                        ===========     ==========







See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)

                                                            THREE MONTHS ENDED MARCH 31
                                                            ---------------------------
                                                               2002           2001
                                                               ----           ----
CASH RECEIPTS

Collections of Interest                                       $  129.7    $  271.8

Deposits to Subordinated Accounts                                -           -

Proceeds from Sales of Investor Certificates                     -           -

Collections of Principal                                         600.0       429.0
                                                              --------    --------

TOTAL CASH RECEIPTS                                              729.7       700.8


CASH DISBURSEMENTS

Purchases of Certificates held by DCWR and USA                   -           -

Distributions of Principal                                       600.0       429.0

Distributions of Interest                                         46.5       121.4

Distributions of Residual Cash Flows to Servicer                  65.2       130.1

Distributions of Amounts from Subordinated Accounts                3.5          .2

Distributions of Service Fees                                     18.0        19.7
                                                              --------    --------
TOTAL CASH DISBURSEMENTS                                         733.2       700.4
                                                              --------    --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                     (3.5)         .4

(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  55.6        52.7
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   52.1    $   53.1
                                                              ========    ========


See Notes to Financial Statements

ITEM 1.     FINANCIAL STATEMENTS - CONTINUED



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Trust ("Carco Auto Loan Master Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than the accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record overcollateralized receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

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


NOTE 2 -- CASH AND CASH EQUIVALENTS

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

NOTE 3 -- RELATED PARTIES

An Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 (the "P&S Agreement"), was entered into among DaimlerChrysler Wholesale Receivables LLS (as successor to CARCO) ("DCWR"), DaimlerChrysler Services North America LLC (as successor to CCC) ("LLC") and the Bank of New York, as successor Trustee.

On May 31, 2000, DCWR replaced USA ("U.S. Auto Receivables Company") as seller under the Trust. Chrysler Auto Receivables Company became a member of DCWR with a 1% membership interest in DCWR, and USA merged in to Chrysler Financial Receivables Corporation ("CFRC") with CFRC being the surviving corporation resulting in CFRC having a 99% membership interest in DCWR. Chrysler Auto Receivables Company and CFRC are both wholly owned subsidiaries of DCWR.

NOTE 4 -- SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:


ISSUE                                                                                                  PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                                       (IN MILLIONS)
-----          ------------------                                                                     -----------------

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

 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                        $  500.0 (1)

 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                       $  500.0 (1)

12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                        $  250.0 (1)

11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                        $  500.0

12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                        $  500.0 (1)

 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                               $  700.0 (1)

 7/98          Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1

                    Class A-1 Certificates                                                             $  500.0 (1)

                    Class A-2 Certificates                                                             $  500.0

NOTE 4 -- SALES OF CERTIFICATES (CONTINUED)




3/99           Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1

                    5.65% Class A-1 Certificates                                                       $    400.0 (1)

                    5.78% Class A-2 Certificates                                                       $    600.0 (1)

5/99           Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2

                    Class A-1 Certificates                                                             $    750.0

                    Class A-2 Certificates                                                             $    600.0

 7/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                        $  1,000.0

11/99          6.43% Auto Loan Asset Backed Certificates, Series 1999-4                                $    500.0

 4/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A                        $    750.0

10/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B                        $    501.0

12/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C                        $    500.0

12/01          Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A                        $  1,000.0



(1) Series matured prior to March 31, 2002.



Receivables in excess of total investor's certificates outstanding at March 31, 2002 and 2001 are represented by Certificates held by DCWR and USA.

NOTE 4 -- SALES OF CERTIFICATES - CONTINUED


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
95-2            LIBOR + 0.13%              Monthly                  3/2000                    Matured
95-3            Fed Funds + 0.25%          Monthly                  6/1998                    Matured
95-4            Fed Funds + 0.26%          Monthly                  5/1998                    Matured
95-4A           Fed Funds + 0.26%          Monthly                  7/1998                    Matured
95-5            Comm Paper + 0.1875%       Monthly                  2/2000                    Matured
96-1            LIBOR + 0.135%             Monthly                 ----                       11/2003
96-2            LIBOR + 0.05%              Monthly                 12/2001                    Matured
97-1            6.689%                     Monthly                  9/2001                    Matured
98-1 A-1        LIBOR + 0.04%              Monthly                  6/2001                    Matured
98-1 A-2        LIBOR + 0.08%              Monthly                 -----                       6/2003
99-1 A-1        5.65%                      Monthly                  3/2001                    Matured
99-1 A-2        5.78%                      Monthly                  3/2002                    Matured
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

(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.
(2) The dates listed are the Distribution Dates on which the principal of the Certificates are expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the prospectus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


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

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998             $500 million

December 1995         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
February 2000         $250 million

November 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding           $500 million

December 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
December 2001         $500 million

                                       9

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

ISSUE DATE            SERIES DESCRIPTION
MATURITY DATE         PRINCIPAL AMOUNT


August 1997           6.689% Auto Loan Asset Backed Certificates, Series 1997-1
September 2001        $700 million

July 1998             Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
May 2001              Class A-1 Certificates $500 million
Outstanding           Class A-2 Certificates $500 million

March 1999            Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
March 2001            5.65% Class A-1 Certificates $400 million
March 2002            5.78% Class A-2 $600 million

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

April 2000            Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding           $750 million

October 2000          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B
Outstanding           $501 million

December 2000         Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C
Outstanding           $500 million

December 2001         Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A
Outstanding           $1 billion


DCS ("DaimlerChrysler Services North America L.L.C.") services the Receivables included in the Trust for a fee.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

The Trust has no employees.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, 5.

There is nothing to report with regard to these items.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


   3 -- A Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to Registration Statement No. 333-38873, and incorporated herein by reference.

   3 -- B    Amended and Restated Limited Liability Company agreement of
             DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 -- A Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.1 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 -- B First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivable Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.2 to the Registration Statement No. 333-50780, and incorporated herein by reference.

   4 -- C Second Amendment dated as of September 21, 1993, to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 -- D Third Amendment dated as of November 1, 1999, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit
             4.4 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4 -- E Fourth Amendment dated as of May 31, 2000, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit
             4.5 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4 -- F Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

   4 -- G Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   4 -- H Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

   4 -- I Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4.1 to the Trusts' Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

   4 -- J Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
             4.2 to the Trust's Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

   4 -- K Series 1999-3 Supplement dated as of July 3, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

   4 -- L Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4-R to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

   4 -- M Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-P to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- N Series 2000-B Supplement dated as of October 23, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- O Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- P Series 2001-A Supplement dated as of December 7, 2001, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   4 -- Q Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.



(a) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2002:

   Date of Report         Date Filed           Item No.     Financial Statements


                                                            None

                          CARCO AUTO LOAN MASTER TRUST


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    CARCO Auto Loan Master Trust (Registrant)
                                By: DaimlerChrysler Services North America LLC,
                                    as Servicer





  Date: May 14, 2002            By: /s/ Norbert Meder
                                --------------------------------------------
                                Norbert Meder, Vice President and Controller

                                  EXHIBIT INDEX

   Exhibit
   Number                       Description of Exhibit
   3 -- A Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to Registration Statement No. 333-38873 and incorporated herein by reference.

   3 -- B Amended and Restated Limited Liability Company agreement of DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 -- A Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.1 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 -- B First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivable Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.2 to the Registration Statement No. 333-50780, and incorporated herein by reference.

   4 -- C Second Amendment dated as of September 21, 1993, to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company ("USA") on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to Registration Statement No. 333-50780, and incorporated herein by reference.

   4 -- D Third Amendment dated as of November 1, 1999, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit
             4.4 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4 -- E Fourth Amendment dated as of May 31, 2000, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit
             4.5 to Registration Statement No. 333-37882, and incorporated herein by reference.

   4 -- F Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust" Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

   4 -- G Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   4 -- H Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

   4 -- I Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4.1 to the Trusts' Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

   4 -- J Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit
             4.2 to the Trust's Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

   4 -- K Series 1999-3 Supplement dated as of July 3, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

   4 -- L Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as
             Exhibit 4-R to the Trust's Annual Report of Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

   4 -- M Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-P to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- N Series 2000-B Supplement dated as of October 17, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- O Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- P Series 2001-A Supplement dated as of December 7, 2001, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   4 -- Q Amended and Restated Polling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.