Form 10-Q
period 2002-06-30
CARCO AUTO LOAN MASTER TRUST
filed 2002-08-14
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended    June 30, 2002
                                       -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from  ______________ to ________________.


Commission file number    000-19452
                          ---------

                          CARCO AUTO LOAN MASTER TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            State of New York                                     Not Applicable
--------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer Identification No.)
            or organization)


  27777 Franklin Road, Southfield, Michigan                            48034
--------------------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (248) 948-3124


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
                            (in millions of dollars)

                                                                 June 30,
                                                          ----------------------
                                                            2002          2001
                                                            ----          ----
ASSETS

Cash and Cash Equivalents (Note 2)                        $    42.0     $   53.5

Receivables (Note 4)                                       10,486.1      9,671.6
                                                          ---------     --------

TOTAL ASSETS                                              $10,528.1     $9,725.1
                                                          =========     ========

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)             $    42.0     $   53.5

Asset Backed Certificates (Notes 3 and 4)                  10,486.1      9,671.6
                                                          ---------     --------

TOTAL LIABILITIES AND EQUITY                              $10,528.1     $9,725.1
                                                          =========     ========







See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)

                                                          SIX MONTHS ENDED JUNE 30
                                                          ------------------------

                                                             2002          2001
                                                             ----          ----
CASH RECEIPTS

Collections of Interest                                    $  269.3     $  485.2


Deposits to Subordinated Accounts                                --           --

Proceeds from Sales of Investor Certificates                2,000.0           --

Collections of Principal                                    1,350.0      1,041.4
                                                           --------     --------
TOTAL CASH RECEIPTS                                         3,619.3      1,526.6

CASH DISBURSEMENTS

Purchases of Certificates held by DCWR                      2,000.0           --

Distributions of Principal                                  1,350.0      1,041.4

Distributions of Interest                                      84.4        217.6

Distributions of Residual Cash Flows to Servicer              151.7        227.8

Distributions of Amounts from Subordinated Accounts            12.9           .7

Distributions of Service Fees                                  33.9         38.3
                                                           --------     --------
TOTAL CASH DISBURSEMENTS                                    3,632.9      1,525.8
                                                           --------     --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                 (13.6)          .8
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               55.6         52.7
                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   42.0     $   53.5
                                                           ========     ========



See Notes to Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Carco Auto Loan Master Trust ("CARCO" or the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than the accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables, or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

FEDERAL INCOME TAXES

The Certificates, in the opinion of outside legal counsel, will not be characterized as debt of the Trust for federal income tax purposes. Certificateholders will be subject to income tax on interest earned with respect to the Certificates.


NOTE 2 -- CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from DaimlerChrysler Services North America LLC ("LLC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Amended and Restated Pooling and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Amended and Restated Pooling and Servicing Agreement.

NOTE 3 -- RELATED PARTIES

An Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 (the "P&S Agreement"), was entered into among DaimlerChrysler Wholesale Receivables LLC (as successor to CARCO) ("DCWR"), DaimlerChrysler Services North America LLC (as successor to CCC) ("LLC") and the Bank of New York, as successor Trustee.

On May 31, 2000, DCWR replaced U.S. Auto Receivables Company ("USA") as seller under the Trust. Chrysler Auto Receivables Company became a member of DCWR with a 1% membership interest in DCWR, and USA merged in to Chrysler Financial Receivables Corporation ("CFRC") with CFRC being the surviving corporation resulting in CFRC having a 99% membership interest in DCWR. Chrysler Auto Receivables Company and CFRC are both wholly owned subsidiaries of LLC.

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

10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4                        $  500.0 (1)

12/91          Money Market Auto Loan Asset Backed Certificates, Series A                              $  300.0 (1)

 3/92          Money Market Auto Loan Asset Backed Certificates, Series B                              $  350.0 (1)

 5/92          Money Market Auto Loan Asset Backed Certificates, Series C                              $  150.0 (1)

 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992--1                       $  400.0 (1)

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

 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                        $  500.0 (1)

 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                       $  500.0 (1)

12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                        $  250.0 (1)

11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                        $  500.0

12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                        $  500.0 (1)

 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                               $  700.0 (1)

 7/98          Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1

                    Class A-1 Certificates                                                             $  500.0 (1)

                    Class A-2 Certificates                                                             $  500.0

ISSUE                                                                                                  PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                                       (IN MILLIONS)
----           ------------------                                                                       -------------
3/99           Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1

                    5.65% Class A-1 Certificates                                                       $    400.0 (1)

                    5.78% Class A-2 Certificates                                                       $    600.0 (1)

5/99           Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2

                    Class A-1 Certificates                                                             $    750.0 (1)

                    Class A-2 Certificates                                                             $    600.0

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

 4/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A                        $    750.0

10/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B                        $    501.0

12/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C                        $    500.0

12/01          Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A                        $  1,000.0

06/02          Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC                       $  2,201.0 (2)

(1)  Series matured prior to June 30, 2002.
(2) The 2002-CC certificate is an investor certificate issued by CARCO to the DaimlerChrysler Master Owner Trust ("DCMOT"), and represents an allocable interest in a pool of receivables arising from revolving floorplan financing agreements of selected motor vehicle dealers. This certificate represents the primary source of funds to make payments on notes issued by DCMOT.

Receivables in excess of total investor's certificates outstanding at June 30, 2002 and 2001 are represented by Certificates held by DCWR. The balance of Asset Backed Certificates consists of Auto Dealer Loan Asset Backed Certificates, Sellers Subordinated Interest, and Excess Interest Due Seller. These balances were $8.1 million, $1.2 million, and $1.2 million as of June 30, 2002 and $6.9 million, $1.2 million, and $1.6 million as of June 30, 2001, respectively.

SERIES          INTEREST RATE              INTEREST PAYMENTS       PRINCIPAL PAYMENTS (1)     MATURITY DATE (2)
------          -------------              -----------------       ----------------------     -----------------
91-3            7 7/8%                     Semi-Annually            8/1996                    Matured
92-2            LIBOR + 0.35%              Monthly                 10/1997                    Matured
93-1            LIBOR + 0.28%              Monthly                  2/1998                    Matured
93-2 A-1        Comm Paper + 0.075%        Monthly                 11/1997 & 1998             Matured
     A-2        LIBOR + 0.26%              Monthly                 11/1998                    Matured
94-1            LIBOR + 0.18%              Monthly                 10/1999                    Matured
94-2            7 7/8 %                    Semi-Annually            8/1997                    Matured
94-3            8 1/8%                     Annually                11/1997                    Matured
95-1            LIBOR + 0.16%              Monthly                  7/1998                    Matured
95-2            LIBOR + 0.13%              Monthly                  3/2000                    Matured
95-3            Fed Funds + 0.25%          Monthly                  6/1998                    Matured
95-4            Fed Funds + 0.26%          Monthly                  5/1998                    Matured
95-4A           Fed Funds + 0.26%          Monthly                  7/1998                    Matured
95-5            Comm Paper + 0.1875%       Monthly                  2/2000                    Matured
96-1            LIBOR + 0.135%             Monthly                 ----                       11/2003
96-2            LIBOR + 0.05%              Monthly                 12/2001                    Matured
97-1            6.689%                     Monthly                  9/2001                    Matured
98-1 A-1        LIBOR + 0.04%              Monthly                  6/2001                    Matured
98-1 A-2        LIBOR + 0.08%              Monthly                 ----                        6/2003
99-1 A-1        5.65%                      Monthly                  3/2001                    Matured
99-1 A-2        5.78%                      Monthly                  3/2002                    Matured
99-2 A-1        LIBOR + 0.07%              Monthly                  5/2002                    Matured
99-2 A-2        LIBOR + 0.13%              Monthly                 ----                        5/2004
99-3            LIBOR + 0.12%              Monthly                 ----                        7/2002
99-4            6.43%                      Monthly                 ----                       11/2002
00-A            LIBOR + 0.10%              Monthly                 ----                        3/2003
00-B            LIBOR + 0.08%              Monthly                 ----                       10/2003
00-C            LIBOR + 0.07%              Monthly                 ----                       11/2003
01-A            LIBOR + 0.065%             Monthly                 ----                       11/2004
02-CC           (3)                        Monthly                 (3)                         5/2005

(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2) The dates listed are the Distribution Dates on which the principal of the Certificates are expected to be paid, however, the principal of the Certificates may be paid earlier under certain circumstances described in the prospectus.

(3) Interest collections, principal collections, charge-offs and miscellaneous payments are allocated to the 2002-CC certificate pro-rata on the basis of the 2002-CC allocation percentage. The entire portion of collections allocated to the 2002-CC certificate is passed through to DCMOT as sole owner of these certificates.

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

May 1995              Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998             $500 million

December 1995         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
February 2000         $250 million

November 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
Outstanding           $500 million

December 1996         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
December 2001         $500 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ISSUE DATE            SERIES DESCRIPTION
MATURITY DATE         PRINCIPAL AMOUNT
-------------         ----------------
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

May 1999              Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
May 2002              Class A-1 Certificates $750 million
Outstanding           Class A-2 Certificates $600 million

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

April 2000            Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding           $750 million

October 2000          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B
Outstanding           $501 million

December 2000         Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C
Outstanding           $500 million

December 2001         Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A
Outstanding           $1 billion

June 2002             Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC
Outstanding           $2,201 million

LLC services the Receivables included in the Trust for a fee.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

The Trust has no employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   4 -- N Series 2000-B Supplement dated as of October 23, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- O Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables L.L.C., as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- P Series 2001-A Supplement dated as of December 7, 2001, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   4 -- Q Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   4 -- R Series 2002-CC Supplement dated as of June 1, 2002, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee.

     (a) The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                          CARCO AUTO LOAN MASTER TRUST


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     CARCO Auto Loan Master Trust ( Registrant )
                                By: DaimlerChrysler Services North America LLC, as Servicer
                                     -------------------------------------------





Date: August 14, 2002           By:  /s/ D. H. Olsen
                                     -------------------------------------------
                                     D. H. Olsen, Vice President and Chief
                                     Financial Officer

                                  EXHIBIT INDEX


   Exhibit
   Number                               Description of Exhibit
   ------                               ----------------------

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

                                 EXHIBIT INDEX


   4 -- P Series 2001-A Supplement dated as of December 7, 2001, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust's Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   4 -- Q Amended and Restated Polling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

   4 -- R Series 2002-CC Supplement dated as of June 1, 2002, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee.