Form 10-Q
period 2002-09-30
CARCO AUTO LOAN MASTER TRUST
filed 2002-11-15
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended    September 30, 2002
                                        ------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
      For the transition period from               to             .
                                    ---------------  -------------

Commission file number    000-19452
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


 27777 Inkster Road, Farmington Hills, Michigan                     48334
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      (248) 427-2565
                                                   -----


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

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)


                                                                September 30,
                                                                -------------
                                                              2002         2001
                                                              ----         ----
ASSETS

Cash and Cash Equivalents (Note 2)                         $     34.4   $     51.6

Receivables (Note 4)                                          9,445.0      8,686.0
                                                           ----------   ----------

TOTAL ASSETS                                               $  9,479.4   $  8,737.6
                                                           ==========   ==========




LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 2)              $     34.4   $     51.6

Asset Backed Certificates (Notes 3 and 4)                     9,445.0      8,686.0
                                                           ----------   ----------

TOTAL LIABILITIES AND EQUITY                               $  9,479.4   $  8,737.6
                                                           ==========   ==========







See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)



                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                         ------------------------------
                                                               2002        2001
                                                               ----        ----
CASH RECEIPTS

Collections of Interest                                    $    413.2  $    675.0

Proceeds from Sales of Investor Certificates                  2,000.0         -

Collections of Principal                                      2,350.0     1,112.4
                                                           ----------  ----------

TOTAL CASH RECEIPTS                                           4,763.2     1,787.4



CASH DISBURSEMENTS

Purchases of Certificates held by DCWR                        2,000.0         -
Distributions of Principal                                    2,350.0     1,112.4
Distributions of Interest                                       125.1       293.4
Distributions of Residual Cash Flows to Servicer                236.6       326.3
Distributions of Amounts from Subordinated Accounts              20.4         1.1
Distributions of Servicer Fees                                   52.3        55.3
                                                           ----------  ----------
TOTAL CASH DISBURSEMENTS                                      4,784.4     1,788.5
                                                           ----------  ----------

CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS                   (21.2)       (1.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 55.6        52.7
                                                           ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     34.4  $     51.6
                                                           ==========  ==========



See Notes to Financial Statements

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

NOTE 3 - RELATED PARTIES

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

NOTE 4 - SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

ISSUE                                                                                       PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                            (IN MILLIONS)
------         ------------------                                                           ----------------
8/91           7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                      $  750.0 (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4               $  500.0 (1)
12/91          Money Market Auto Loan Asset Backed Certificates, Series A                     $  300.0 (1)
 3/92          Money Market Auto Loan Asset Backed Certificates, Series B                     $  350.0 (1)
 5/92          Money Market Auto Loan Asset Backed Certificates, Series C                     $  150.0 (1)
 7/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1               $  400.0 (1)
10/92          Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2               $  400.0 (1)
 2/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1               $  250.0 (1)
11/93          Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2               $  500.0 (1)
10/94          Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1               $  500.0 (1)
12/94          7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                      $  500.0 (1)
12/94          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                      $  350.0 (1)
 1/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1               $  600.0 (1)
 3/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2               $  600.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3               $  500.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4               $  500.0 (1)
 5/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A              $  500.0 (1)
12/95          Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5               $  250.0 (1)
11/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1               $  500.0
12/96          Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2               $  500.0 (1)
 8/97          6.689% Auto Loan Asset Backed Certificates, Series 1997-1                      $  700.0 (1)
 7/98          Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                    Class A-1 Certificates                                                    $  500.0 (1)
                    Class A-2 Certificates                                                    $  500.0


ISSUE                                                                                          PRINCIPAL AMOUNT
DATE           SERIES DESCRIPTION                                                                (IN MILLIONS)
----           ------------------                                                              ----------------
 3/99          Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                    5.65% Class A-1 Certificates                                                $    400.0 (1)
                    5.78% Class A-2 Certificates                                                $    600.0 (1)
 5/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                    Class A-1 Certificates                                                      $    750.0 (1)
                    Class A-2 Certificates                                                      $    600.0
 7/99          Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                 $  1,000.0 (1)
11/99          6.43% Auto Loan Asset Backed Certificates, Series 1999-4                         $    500.0
 4/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A                 $    750.0
10/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B                 $    501.0
12/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C                 $    500.0
12/01          Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A                 $  1,000.0
06/02          Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC                $  2,201.0 (2)


(1)  Series matured prior to September 30, 2002.
(2) The 2002-CC certificate is an investor certificate issued by CARCO to the DaimlerChrysler Master Owner Trust ("DCMOT"), and represents an allocable interest in a pool of receivables arising from revolving floorplan financing agreements of selected motor vehicle dealers. This certificate represents the primary source of funds to make payments on notes issued by DCMOT.

Receivables in excess of total investor's certificates outstanding at September 30, 2002 and 2001 are represented by Certificates held by DCWR. The balance of Asset Backed Certificates consists of Auto Dealer Loan Asset Backed Certificates, Sellers Subordinated Interest, and Excess Interest Due Seller. These balances were $7.0 billion, $1.2 billion, and $1.4 billion as of September 30, 2002 and $6.8 billion, $1.2 billion, and $.7 billion as of September 30, 2001, respectively.

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
98-1 A-2        LIBOR + 0.08%              Monthly                 -----                       6/2003
99-1 A-1        5.65%                      Monthly                 3/2001                     Matured
99-1 A-2        5.78%                      Monthly                 3/2002                     Matured
99-2 A-1        LIBOR + 0.07%              Monthly                 5/2002                     Matured
99-2 A-2        LIBOR + 0.13%              Monthly                 ----                        5/2004
99-3            LIBOR + 0.12%              Monthly                 7/2002                     Matured
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

(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.
(2) The dates listed are the Distribution Dates on which the principal of the Certificates is expected to be paid; however, the principal of the Certificates may be paid earlier under certain circumstances described in the prospectus.
(3) Interest collections, principal collections, charge-offs and miscellaneous payments are allocated to the 2002-CC certificate pro-rata on the basis of the 2002-CC allocation percentage. The entire portion of collections allocated to the 2002-CC certificate is passed through to DCMOT as sole owner of these certificates.

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

July 1999             Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
July 2002             $1 billion

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

April 2000            Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding           $750 million

October 2000          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B
Outstanding           $501 million

December 2000         Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C
Outstanding           $500 million

December 2001         Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A
Outstanding           $1 billion

June 2002             Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC
Outstanding           $2,198 million


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

ITEM 4.    CONTROLS AND PROCEDURES

An Asset Backed Issuer is not required to disclose the information required by this item.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, 5.

There is nothing to report with regard to these items.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

    4 - R Series 2002-CC Supplement dated as of June 1, 2002, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

    99 Monthly report to the holders of CARCO Asset Back Certificates, relating to the September 16, 2002 payment date.

   (b) The registrant did not file any reports on Form 8-K during the quarter ended September 30, 2002.

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

                                   CARCO Auto Loan Master Trust  (Registrant)
                             By: DaimlerChrysler Services North America LLC, as Servicer


                             By:   /s/ D. H. Olsen
                                   ---------------
                                   D. H. Olsen, Vice President and Chief
                                   Financial Officer

Date: November 14, 2002


                                  CERTIFICATION


         I, D. H. Olsen, the Vice President and Chief Financial Officer of DaimlerChrysler Services North America LLC, the Servicer of CARCO Auto Loan Master Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q (there are no reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the quarter covered by this quarterly report) of CARCO Auto Loan Master Trust;

2. Based on my knowledge, the information in this report, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this quarterly report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in this report;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in this report, the servicer has fulfilled its obligations under the servicing agreement; and

5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with the annual review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers, or similar standard, as set forth in the pooling and servicing agreement.


Date: November 14, 2002


                         /s/ D. H. Olsen
                         ----------------
                         D. H. Olsen, Vice President and Chief Financial Officer DaimlerChrysler Services North America LLC,
                         as Servicer of CARCO Auto Loan Master Trust

                                  EXHIBIT INDEX



   Exhibit
   Number               Description of Exhibit
   ------               ----------------------
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

                         -------------------------

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

    4 - R Series 2002-CC Supplement dated as of June 1, 2002, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.


     99 Monthly report to the holders of CARCO Asset Back Certificates, relating to the September 16, 2002 payment date.