Form 10-K
period 2002-12-31
CARCO AUTO LOAN MASTER TRUST
filed 2003-03-31
CIK 873446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

      For the fiscal year ended    December 31, 2002
                                   -----------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from                     to                   .
                                      -----------------      -----------------

Commission file number    000-19452

                          CARCO AUTO LOAN MASTER TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      State of New York                                    Not Applicable
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
or organization)

27777 Inkster Road, Farmington Hills, Michigan                        48334
--------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      (248) 427-2565
                                                   -----

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1 Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2 Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                     -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S_K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X          No
    -------           -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $10,500 million


                                     PART I.

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

All new Receivables arising under the Accounts prior to January 1, 1996 were sold by CCC to USA and transferred by USA to the Trust. As of May 31, 2000, DCWR replaced USA and USA was merged out of existence. CARCO and DCWR are subsidiaries of LLC. On December 31, 1995, CCC, merged with and into Chrysler Financial Corporation ("CFC"), on October 25, 1998 CFC merged with and into Chrysler Financial Company L.L.C. ("CFCLLC") and on November 30, 2001 CFCLLC merged with and into LLC. CCC serviced the Receivables prior to January 1, 1996, CFC prior to October 25, 1998 and CFCLLC prior to November 30, 2001. LLC is currently the Servicer of the Receivables. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust were sold by CFC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after October 25, 1998 during the term on the Trust were sold by CFCLLC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after May 31, 2000 were sold by CFCLLC to DCWR and transferred by DCWR to the Trust. And likewise, all new receivables arising under the Accounts on or after November 30, 2001 during the term of the Trust were sold by LLC to DCWR and transferred by DCWR to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectable or otherwise adjusted.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the Trustee of the Trust.

The Trust has no employees.

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC Internet site is http://www.sec.gov.

The Internet address for obtaining free of charge the Trust's annual report on Form 10-K and current reports on Form 8-K and amendments (if any) filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC is http://investor.chryslerfinancial.com.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue Date             Series Description
Maturity Date          Principal Amount
-------------          ----------------
August 1991            7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3
August 1996            $750 million

October 1991           Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4
October 1994           $500 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Issue Date             Series Description
Maturity Date          Principal Amount
-------------          ----------------
December 1991          Money Market Auto Loan Asset Backed Certificates, Series A
March 1992             $300 million

March 1992             Money Market Auto Loan Asset Backed Certificates, Series B
June 1992              $350 million

May 1992               Money Market Auto Loan Asset Backed Certificates, Series C
August 1992            $150 million

July 1992              Floating Auto Loan Asset Backed Certificates, Series 1992-1
August 1994            $400 million

October 1992           Floating Auto Loan Asset Backed Certificates, Series 1992-2
October 1997           $400 million

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

December 1994          8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997          $350 million

January 1995           Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1
July 1998              $600 million

March 1995             Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2
March 2000             $600 million

May 1995               Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3
June 1998              $500 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date             Series Description
Maturity Date          Principal Amount
-------------          ----------------
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

March 1999             Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
March 2001             5.65% Class A-1 Certificates $400 million
March 2002             5.78% Class A-2 Certificates $600 million

May 1999               Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
May 2002               Class A-1 Certificates $750 million
Outstanding            Class A-2 Certificates $600 million

July 1999              Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
July 2002              $1 billion

November 1999          6.43% Auto Loan Asset Backed Certificates, Series 1999-4
November 2002          $500 million

April 2000             Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
Outstanding            $750 million

October 2000           Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B
Outstanding            $501 million

December 2000          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C
Outstanding            $500 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date             Series Description
Maturity Date          Principal Amount
-------------          ----------------
December 2001          Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A
Outstanding            $1 billion

June 2002              Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC
Outstanding            $2,854  million

November 2002          Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC
Outstanding            $1,427  million




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

All new Receivables arising under the Accounts prior to January 1, 1996 were sold by CCC to USA and transferred by USA to the Trust. As of May 31, 2000, DCWR replaced USA and USA was merged out of existence. CARCO and DCWR are subsidiaries of LLC. On December 31, 1995, CCC, merged with and into Chrysler Financial Corporation ("CFC"), on October 25, 1998 CFC merged with and into Chrysler Financial Company L.L.C. ("CFCLLC") and on November 30, 2001 CFCLLC merged with and into LLC. CCC serviced the Receivables prior to January 1, 1996, CFC prior to October 25, 1998 and CFCLLC prior to November 30, 2001. LLC is currently the Servicer of the Receivables. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust were sold by CFC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after October 25, 1998 during the term on the Trust were sold by CFCLLC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after May 31, 2000 were sold by CFCLLC to DCWR and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

transferred by DCWR to the Trust. And likewise, all new receivables arising under the Accounts on or after November 30, 2001 during the term of the Trust were sold by LLC to DCWR and transferred by DCWR to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectable or otherwise adjusted.

LLC services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivables balance, which consists of the outstanding balance of certificates plus the required overcollateralization.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                            (in millions of dollars)


                                                                                          December 31,
                                                                                          ------------

                                                                                        2002         2001
                                                                                        ----         ----
ASSETS

Cash and Cash Equivalents (Note 2)                                               $      32.6   $     55.6

Receivables (Note 4)                                                                10,558.2      8,957.2
                                                                                 -----------   ----------

TOTAL ASSETS                                                                     $  10,590.8   $  9,012.8
                                                                                 ===========   ==========

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1 and 2)                              $      32.6   $     55.6

Asset Backed Certificates (Notes 4 and 5)                                           10,558.2      8,957.2
                                                                                 -----------   ----------

TOTAL LIABILITIES AND EQUITY                                                     $  10,590.8   $  9,012.8
                                                                                 ===========   ==========







See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                  STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
                            (in millions of dollars)


                                                                            Year Ended December 31,
                                                                            -----------------------

                                                                           2002        2001     2000
                                                                           ----        ----     ----
CASH RECEIPTS

Collections of Interest                                                $   547.7    $   833.6   $ 1,067.4
Deposits to Subordinated Accounts                                            0.0          7.5        13.1
Proceeds from Sales of Asset Backed Certificates                         3,000.0      1,000.0     1,751.0
Collections of Principal                                                 2,850.0      1,687.2     1,004.7
                                                                       ---------    ---------   ---------
TOTAL CASH RECEIPTS                                                      6,397.7      3,528.3     3,836.2
                                                                       ---------    ---------   ---------

CASH DISBURSEMENTS

Purchases of Receivables held by DCWR and USA                            3,000.0      1,000.0     1,751.0
Distributions of Principal                                               2,850.0      1,687.2     1,004.7
Distributions of Interest                                                  159.3        349.6       452.7
Distributions of Residual Cash Flows to Servicer                           318.8        411.3       544.5
Distributions of Amounts from Subordinated Accounts                         22.1          5.2         7.3
Distributions of Servicer Fees                                              70.5         72.1        70.1
                                                                       ---------    ---------   ---------
TOTAL CASH DISBURSEMENTS                                                 6,420.7      3,525.4     3,830.3
                                                                       ---------    ---------   ---------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                              (23.0)         2.9         5.9
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              55.6         52.7        46.8
                                                                       ---------    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $    32.6    $    55.6   $    52.7
                                                                       =========    =========   =========




See Notes to Financial Statements

                          CARCO AUTO LOAN MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Trust are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than the accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record provisions for credit losses on Receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

Amounts Held for Future Distribution

Amounts Held for Future Distribution represent certain short-term investments held for future distributions to Noteholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Certificateholders will be distributed to DCWR pursuant to their certificate.


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

NOTE 3 -- RELATED PARTIES

An Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 (the "P&S Agreement"), was entered into among DCWR, LLC, and the Bank of New York, as successor Trustee.

On May 31, 2000, DCWR replaced USA as seller under the Trust. CARCO became a member of DCWR with a 1% membership interest in DCWR, and USA merged in to Chrysler Financial Receivables Corporation ("CFRC") with CFRC being the surviving corporation resulting in CFRC having a 99% membership interest in DCWR. CARCO and CFRC are both wholly owned subsidiaries of LLC.

LLC services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivables balance, which consists of the outstanding balance of certificates plus the required overcollateralization.

NOTE 4 -- SALES OF CERTIFICATES

The following Certificates were issued by the Trust evidencing undivided interests in certain assets of the Trust:

Issue                                                                                                  Principal Amount
Date           Series Description                                                                       (in millions)
-------        ------------------                                                                      ---------------
 8/91          7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3                               $  750.0 (1)
10/91          Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4                        $  500.0 (1)

NOTE 4 -- SALES OF CERTIFICATES (continued)

Issue                                                                                                  Principal Amount
Date           Series Description                                                                       (in millions)
-------        ------------------                                                                      ---------------
 12/91         Money Market Auto Loan Asset Backed Certificates, Series A                              $  300.0 (1)
  3/92         Money Market Auto Loan Asset Backed Certificates, Series B                              $  350.0 (1)
  5/92         Money Market Auto Loan Asset Backed Certificates, Series C                              $  150.0 (1)
  7/92         Floating Rate Auto Loan Asset Backed Certificates, Series 1992-1                        $  400.0 (1)
 10/92         Floating Rate Auto Loan Asset Backed Certificates, Series 1992-2                        $  400.0 (1)
  2/93         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1                        $  250.0 (1)
 11/93         Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2                        $  500.0 (1)
 10/94         Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1                        $  500.0 (1)
 12/94         7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2                               $  500.0 (1)
 12/94         8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3                               $  350.0 (1)
  1/95         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1                        $  600.0 (1)
  3/95         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2                        $  600.0 (1)
  5/95         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3                        $  500.0 (1)
  5/95         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4                        $  500.0 (1)
  5/95         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A                       $  500.0 (1)
 12/95         Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5                        $  250.0 (1)
 11/96         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1                        $  500.0
 12/96         Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2                        $  500.0 (1)
  8/97         6.689% Auto Loan Asset Backed Certificates, Series 1997-1                               $  700.0 (1)
  7/98         Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
                 Class A-1 Certificates                                                                $  500.0 (1)
                 Class A-2 Certificates                                                                $  500.0
  3/99         Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
                 5.65% Class A-1 Certificates                                                          $  400.0 (1)
                 5.78% Class A-2 Certificates                                                          $  600.0 (1)
  5/99         Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
                 Class A-1 Certificates                                                                $  750.0 (1)
                 Class A-2 Certificates                                                                $  600.0
  7/99         Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3                        $1,000.0 (1)
 11/99         6.43% Auto Loan Asset Backed Certificates, Series 1999-4                                $  500.0 (1)
  4/00         Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A                        $  750.0

NOTE 4 -- SALES OF CERTIFICATES (continued)

Issue                                                                                                  Principal Amount
Date           Series Description                                                                        (in millions)
-----          ------------------                                                                      -----------------
10/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B                        $   501.0
12/00          Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C                        $   500.0
12/01          Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A                        $ 1,000.0
 6/02          Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC                       $ 3,035.4 (2)
11/02          Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC                       $ 1,426.9 (2)



(1) Series matured prior to December 31, 2002. Refer to Note 5 for further details.
(2) The 2002-CC certificate is an investor certificate issued to DCWR by CARCO and transferred by DCWR to the DaimlerChrysler Master Owner Trust ("DCMOT") and represents an allocable interest in a pool of receivables arising from revolving floorplan financing agreements of selected motor vehicle dealers. This certificate represents the primary source of funds to make payments on notes issued by DCMOT. The balance presented here is as of the Issue Date. The aggregate amount of the Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged-off as uncollectable, or as otherwise adjusted.

Receivables in excess of total investor's certificates outstanding at December 31, 2002 and 2001 are represented by the CARCO Certificate held by DCWR, which represent the Seller's Subordinated Interest and Excess Due Seller. The balance of Asset Backed Certificates consist of Auto Dealer Loan Asset Backed Certificates, Sellers Subordinated Interest, and Excess Interest Due Seller. These balances were $7.4 billion, $1.3 billion, and $1.9 billion as of December 31, 2002 and $7.2 billion, $1.3 billion, and $.5 billion as of December 31, 2001, respectively.

NOTE 5 -- PRINCIPAL AND INTEREST PAYMENTS


SERIES          INTEREST RATE              INTEREST PAYMENTS       PRINCIPAL PAYMENTS (1)     MATURITY DATE (2)
------          -------------              -----------------       ----------------------     -----------------
91-3            7 7/8%                     Semi-Annually             8/1996                   Matured
91-4            LIBOR + 0.50%              Monthly                  10/1994                   Matured
  A             Comm Paper + 0.20%         Monthly                   3/1992                   Matured
  B             Comm Paper + 0.25%         Monthly                   6/1992                   Matured
  C             Comm Paper + 0.25%         Monthly                   8/1992                   Matured
92-1            LIBOR + 0.20%              Monthly                   8/1994                   Matured
92-2            LIBOR + 0.35%              Monthly                  10/1997                   Matured
93-1            LIBOR + 0.28%              Monthly                   2/1998                   Matured
93-2 A-1        Comm Paper + 0.075%        Monthly                  11/1997 & 1998            Matured
93-2 A-2        LIBOR + 0.26%              Monthly                  11/1998                   Matured
94-1            LIBOR + 0.18%              Monthly                  10/1999                   Matured
94-2            7 7/8 %                    Semi-Annually             8/1997                   Matured
94-3            8 1/8%                     Annually                 11/1997                   Matured
95-1            LIBOR + 0.16%              Monthly                   7/1998                   Matured
95-2            LIBOR + 0.13%              Monthly                   3/2000                   Matured
95-3            Fed Funds + 0.25%          Monthly                   6/1998                   Matured
95-4            Fed Funds + 0.26%          Monthly                   5/1998                   Matured
95-4A           Fed Funds + 0.26%          Monthly                   7/1998                   Matured
95-5            Comm Paper + 0.1875%       Monthly                   2/2000                   Matured
96-1            LIBOR + 0.135%             Monthly                    -----                   11/2003
96-2            LIBOR + 0.05%              Monthly                  12/2001                   Matured
97-1            6.689%                     Monthly                   9/2001                   Matured
98-1 A-1        LIBOR + 0.04%              Monthly                   6/2001                   Matured
98-1 A-2        LIBOR + 0.08%              Monthly                    -----                   6/2003
99-1 A-1        5.63%                      Monthly                   3/2001                   Matured
99-1 A-2        5.78%                      Monthly                   3/2002                   Matured
99-2 A-1        LIBOR + 0.07%              Monthly                   5/2002                   Matured
99-2 A-2        LIBOR + 0.13%              Monthly                    -----                   5/2004
99-3            LIBOR + 0.12%              Monthly                   7/2002                   Matured
99-4            6.43%                      Monthly                  11/2002                   Matured
00-A            LIBOR + 0.10%              Monthly                    -----                   3/2003
00-B            LIBOR + 0.08%              Monthly                    -----                   10/2003
00-C            LIBOR + 0.07%              Monthly                    -----                   11/2003
01-A            LIBOR + 0.065%             Monthly                    -----                   11/2004
02-CC           (3)                        Monthly                   (3)                       (3)


(1) The dates listed are the Distribution Dates on which the principal of the Certificates were paid.
(2) The dates listed are the Distribution Dates on which the principal of the Certificates is expected to be paid; however, the principal of the Certificates may be paid earlier under certain circumstances described in the prospectus.
(3) Interest collections, principal collections, charge-offs and miscellaneous payments are allocated to the 2002-CC certificate pro-rated on the basis of the 2002-CC allocation percentage. The entire portion of collections allocated to the 2002-CC certificate is passed through to DCMOT as sole owner of these certificates.

NOTE 6 -- FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Certificates will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal income tax has been recorded.

NOTE 7 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows (in millions of dollars):

                                                           December 31, 2002                  December 31, 2001
                                                           -----------------                  -----------------
                                                     Carrying             Fair             Carrying         Fair
                                                     Amounts              Value            Amounts          Value
                                                     -------              -----            -------          -----
Cash and Cash Equivalents                            $    32.6           $    32.6        $   55.6         $   55.6
Receivables                                          $10,558.2           $10,558.2        $8,957.2         $8,957.2
Amounts Held for Future Distribution                 $    32.6           $    32.6        $   55.6         $   55.6
Asset Backed Certificates                            $10,558.2           $10,591.3        $8,957.2         $8,978.3

Assumptions and Methodologies

The carrying value of Cash and Cash Equivalents and Amounts Held for Future Distribution approximates market value due to the short maturity of these instruments.

The carrying value of variable rate Receivables was assumed to approximate fair value since they are priced at current market rates.

The fair value of Asset Backed Certificates was estimated using carrying value for investors' certificates given the variable rate nature of the certificates, carrying value for Seller's Subordinated Interest given the variable rate nature of the receivables, and discounted expected future cash flows for Excess Interest Due Seller.

                          INDEPENDENT AUDITORS' REPORT


The Manager and Member
DaimlerChrysler Services North America LLC:


We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust (the "Trust") as of December 31, 2002 and 2001, and the related statements of cash receipts and disbursements for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the management of DaimlerChrysler Services North America LLC, servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust as of December 31, 2002 and 2001, and its cash receipts and disbursements for each of the years in the three-year period ended December 31, 2002 on the basis of accounting described in Note 1.



/s/ KPMG LLP

Detroit, Michigan
March 20, 2003

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


                                    PART IV.

ITEM 14.  CONTROLS AND PROCEDURES

Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.   Financial Statements

     Financial statements for CARCO Auto Loan Master Trust as follows:

     Statements of Assets, Liabilities and Equity Arising from Cash Transactions -- December 31, 2002 and 2001 (page 7 of this report)

     Statements of Cash Receipts and Disbursements for the three years ended December 31, 2002, 2001 & 2000 (page 8 of this report)

     Notes to Financial Statements (pages 9 -- 13 of this report)

     Independent Auditors' Report (page 14 of this report)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)


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

   4 -- N Series 2000-B Supplement dated as of October 23, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- O Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

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

   23       Consent of KPMG LLP.

   99       Annual Servicer's Certificate and Independent Accountants' Report

   99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)


     (b) The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2002:

   Date of Report                 Date Filed                      Item No.        Financial Statements
   --------------                 ----------                      --------        --------------------
   October 15, 2002               November 18, 2002                  5            None
   November 15, 2002              November 25, 2002                  5            None
   December 16, 2002              December 17, 2002                  5            None

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



Date:  March 26, 2003

                                  CERTIFICATION


         I, D. H. Olsen, the Vice President and Chief Financial Officer of DaimlerChrysler Services North America LLC, the Servicer of CARCO Auto Loan Master Trust, certify that:

1. I have reviewed this annual report on Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CARCO Auto Loan Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except disclosed in the reports, the servicer has fulfilled its obligations under that agreements; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Date:  March 26, 2003

                                     /s/  D. H. Olsen
                                    --------------------------------------------
                                    D. H. Olsen, Vice President and Chief
                                    Financial Officer
                                    DaimlerChrysler Services North America LLC,
                                    as Servicer of CARCO Auto Loan Master Trust


Supplemental Information to be furnished with reports filed pursuant to Section 15 (d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

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

                            -------------------------

   Exhibit
   Number   Description of Exhibit
   ------   ----------------------

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

   4 -- I Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust's Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

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

   4 -- N Series 2000-B Supplement dated as of October 17, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   4 -- O Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust's Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

                            -------------------------

   Exhibit
   Number   Description of Exhibit
   ------   ----------------------

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

   23       Consent of KPMG LLP.

   99       Annual Servicer's Certificate and Independent Accountants' Report

   99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)