Form 10-K
period 2003-12-31
CARCO AUTO LOAN MASTER TRUST
filed 2004-03-15
CIK 873446

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 000-19452

CARCO AUTO LOAN MASTER TRUST

(Exact name of registrant as specified in its charter)

State of New York	Not Applicable

(State or other jurisdiction of incorporation	(I. R. S. Employer Identification No.)
or organization)

27777 Inkster Road, Farmington Hills, Michigan	48334

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 427-2565

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A
Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.    Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S_K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [X]  No  [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,703 million

PART I.

ITEM 1. BUSINESS

CARCO Auto Loan Master Trust (the “Trust”) was formed pursuant to the Pooling and Servicing Agreement dated as of May 31, 1991, among Chrysler Auto Receivables Company (“CARCO”), Chrysler Credit Corporation, as Servicer (“CCC”), and Manufacturers and Traders Trust Company, a New York banking corporation, as Trustee. The assets of the Trust include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements (the “Accounts”) with automobile dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include (a) certain Receivables existing under the accounts at the close of business on May 31, 1991 (the “Initial Cut-Off Date”), certain Receivables generated under the Accounts from time to time thereafter during the term of the Trust as well as certain Receivables generated under any Accounts added to the Trust from time to time (but excluding Receivables generated in any Accounts removed from time to time after the Initial Cut-Off Date), (b) all funds collected or to be collected in respect of such Receivables, (c) all funds on deposit in certain accounts of the Trust, (d) any Enhancement issued with respect to a series of certificates issued by the Trust (each such series, a “Series”) and (e) a security interest in certain motor vehicles (the “Vehicles”) and certain parts inventory, equipment, fixtures, service accounts and, in some cases, realty and/or a personal guarantee (collectively, the “Collateral Security”) securing the Receivables. The term “Enhancement” shall mean, with respect to any Series, any letter of credit, surety bond, cash collateral account, spread account, guaranteed rate agreement, maturity liquidity facility, tax protection agreement, interest rate swap agreement or other similar arrangement for the benefit of Certificateholders of such Series. An Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 (the “P&S Agreement”), was entered into among DaimlerChrysler Wholesale Receivables LLC (as successor to CARCO) (“DCWR”), DaimlerChrysler Services North America LLC (as successor to CCC) (“DCS”) and The Bank of New York, as successor Trustee. A First Amendment to the P&S Agreement was entered into on November 14, 2003 among DCS, DCWR and The Bank of New York, as successor Trustee.

CARCO entered into a Receivables Purchase Agreement, dated as of May 31, 1991, between itself, as purchaser, and CCC, as seller (the “Original Receivables Purchase Agreement”) as assigned by CARCO to U.S. Auto Receivables Company (“USA”) on August 8, 1991, as further assigned by USA to DCWR on May 31, 2000. Pursuant to the Original Receivables Purchase Agreement, DCS has (a) sold to DCWR all of its right, title and interest in and to all Receivables meeting certain eligibility criteria contained in the Original Receivables Purchase Agreement and the Pooling and Servicing Agreement (“Eligible Receivables”) and (b) assigned its interests in the Vehicles and the Collateral Security to DCWR. DCWR in turn transferred such Receivables and Collateral Security to the Trust pursuant to the Pooling and Servicing Agreement. DCWR has also assigned to the Trust its rights with respect to the Receivables under the Original Receivables Purchase Agreement. An Amended and Restated Receivables Purchase Agreement dated as of November 14, 2003 (the “Receivables Purchase Agreement”) was entered into between DCS and DCWR.

All new Receivables arising under the Accounts prior to January 1, 1996 were sold by CCC to USA and transferred by USA to the Trust. As of May 31, 2000, DCWR replaced USA and USA was merged out of existence. CARCO and DCWR are subsidiaries of DCS. On December 31, 1995, CCC merged with and into Chrysler Financial Corporation (“CFC”), on October 25, 1998 CFC merged with and into Chrysler Financial Company L.L.C. (“CFCLLC”) and on November 30, 2001 CFCLLC merged with and into DCS. CCC serviced the Receivables prior to January 1, 1996, CFC prior to October 25, 1998 and CFCLLC prior to November 30, 2001. DCS is currently the Servicer of the Receivables. All new Receivables arising under the Accounts on or after January 1, 1996, during the term of the Trust were sold by CFC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after October 25, 1998 during the term of the Trust were sold by CFCLLC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after May 31, 2000 were sold by CFCLLC to DCWR and transferred by DCWR to the Trust. And likewise, all new receivables arising under the Accounts on or after November 30, 2001 during the term of the Trust were sold by DCS to DCWR and transferred by DCWR to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectable or otherwise adjusted.

ITEM 1. BUSINESS (continued)

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the successor Trustee of the Trust.

The Trust has no employees.

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC Internet site is http://www.sec.gov.

The Internet address for obtaining free of charge the Trust’s annual report on Form 10-K and current reports on Form 8-K and amendments (if any) filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (as soon as reasonably practicable after such material is electronically filed with the SEC) is http://investor.chryslerfinancial.com.

ITEM 2. PROPERTIES

There is nothing to report with regard to this item.

ITEM 3. LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Certificates evidencing undivided interests in certain assets of the Trust have been issued by the Trust during the period from inception through December 31, 2003:

Issue Date	Series Description
Maturity Date	Principal Amount

August 1991	7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3
August 1996	$750 million

October 1991	Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4
October 1994	$500 million

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date	Series Description
Maturity Date	Principal Amount

December 1991	Money Market Auto Loan Asset Backed Certificates, Series A
March 1992	$300 million

March 1992	Money Market Auto Loan Asset Backed Certificates, Series B
June 1992	$350 million

May 1992	Money Market Auto Loan Asset Backed Certificates, Series C
August 1992	$150 million

July 1992	Floating Auto Loan Asset Backed Certificates, Series 1992-1
August 1994	$400 million

October 1992	Floating Auto Loan Asset Backed Certificates, Series 1992-2
October 1997	$400 million

February 1993	Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1
February 1998	$250 million

November 1993	Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1998	$388.5 million

November 1993	Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2
November 1997	$111.5 million

October 1994	Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1
October 1999	$500 million

December 1994	7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2
August 1997	$500 million

December 1994	8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3
November 1997	$350 million

January 1995	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1
July 1998	$600 million

March 1995	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2
March 2000	$600 million

May 1995	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3
June 1998	$500 million

May 1995	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4
May 1998	$500 million

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date	Series Description
Maturity Date	Principal Amount

May 1995	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A
July 1998	$500 million

December 1995	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5
February 2000	$250 million

November 1996	Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1
November 2003	$500 million

December 1996	Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2
December 2001	$500 million

August 1997	6.689% Auto Loan Asset Backed Certificates, Series 1997-1
September 2001	$700 million

July 1998	Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
May 2001	Class A-1 Certificates $500 million
June 2003	Class A-2 Certificates $500 million

March 1999	Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
March 2001	5.65% Class A-1 Certificates $400 million
March 2002	5.78% Class A-2 Certificates $600 million

May 1999	Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
May 2002	Class A-1 Certificates $750 million
Outstanding	Class A-2 Certificates $600 million

July 1999	Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3
July 2002	$1 billion

November 1999	6.43% Auto Loan Asset Backed Certificates, Series 1999-4
November 2002	$500 million

April 2000	Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A
March 2003	$750 million

October 2000	Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B
October 2003	$501 million

December 2000	Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C
November 2003	$500 million

December 2001	Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A
Outstanding	$1 billion

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Issue Date	Series Description
Maturity Date	Principal Amount
June 2002	Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC
Outstanding	$2,200 million

November 2002	Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC
Outstanding	$1,100 million

March 2003	Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC
Outstanding	$1,650 million

The 2002-CC certificate is an investor certificate issued to DCWR by CARCO and transferred by DCWR to the DaimlerChrysler Master Owner Trust (“DCMOT”) and represents an allocable interest in a pool of receivables arising from revolving floorplan financing agreements of selected motor vehicle dealers. This certificate represents the primary source of funds to make payments on notes issued by DCMOT. The aggregate amount of the Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged-off as uncollectable, or as otherwise adjusted.

CARCO Auto Loan Master Trust (the “Trust”) was formed pursuant to the Pooling and Servicing Agreement dated as of May 31, 1991, among Chrysler Auto Receivables Company (“CARCO”), Chrysler Credit Corporation, as Servicer (“CCC”), and Manufacturers and Traders Trust Company, a New York banking corporation, as Trustee. The assets of the Trust include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements (the “Accounts”) with automobile dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include (a) certain Receivables existing under the accounts at the close of business on May 31, 1991 (the “Initial Cut-Off Date”), certain Receivables generated under the Accounts from time to time thereafter during the term of the Trust as well as certain Receivables generated under any Accounts added to the Trust from time to time (but excluding Receivables generated in any Accounts removed from time to time after the Initial Cut-Off Date), (b) all funds collected or to be collected in respect of such Receivables, (c) all funds on deposit in certain accounts of the Trust, (d) any Enhancement issued with respect to a series of certificates issued by the Trust (each such series, a “Series”) and (e) a security interest in certain motor vehicles (the “Vehicles”) and certain parts inventory, equipment, fixtures, service accounts and, in some cases, realty and/or a personal guarantee (collectively, the “Collateral Security”) securing the Receivables. The term “Enhancement” shall mean, with respect to any Series, any letter of credit, surety bond, cash collateral account, spread account, guaranteed rate agreement, maturity liquidity facility, tax protection agreement, interest rate swap agreement or other similar arrangement for the benefit of Certificateholders of such Series. An Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 (the “P&S Agreement”), was entered into among DaimlerChrysler Wholesale Receivables LLC (as successor to CARCO) (“DCWR”), DaimlerChrysler Services North America LLC (as successor to CCC) (“DCS”) and The Bank of New York, as successor Trustee. A First Amendment to the P&S Agreement was entered into on November 14, 2003 among DCS, DCWR and The Bank of New York, as successor Trustee.

CARCO entered into a Receivables Purchase Agreement, dated as of May 31, 1991, between itself, as purchaser, and CCC, as seller (the “Original Receivables Purchase Agreement”) as assigned by CARCO to U.S. Auto Receivables Company (“USA”) on August 8, 1991, as further assigned by USA to DCWR on May 31, 2000. Pursuant to the Original Receivables Purchase Agreement, DCS has (a) sold to DCWR all of its right, title and interest in and to all Receivables meeting certain eligibility criteria contained in the Original Receivables Purchase Agreement and the Pooling and Servicing Agreement (“Eligible Receivables”) and (b) assigned its interests in the Vehicles and the Collateral Security to DCWR. DCWR in turn transferred such Receivables and Collateral Security to the Trust pursuant to the Pooling and Servicing Agreement. DCWR has also assigned to the Trust its rights with respect to the Receivables under the Original Receivables Purchase Agreement. An Amended and Restated Receivables Purchase Agreement dated as of November 14, 2003 (the “Receivables Purchase Agreement”) was entered into between DCS and DCWR.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

All new Receivables arising under the Accounts prior to January 1, 1996 were sold by CCC to USA and transferred by USA to the Trust. As of May 31, 2000, DCWR replaced USA and USA was merged out of existence. CARCO and DCWR are subsidiaries of DCS. On December 31, 1995, CCC merged with and into Chrysler Financial Corporation (“CFC”), on October 25, 1998 CFC merged with and into Chrysler Financial Company L.L.C. (“CFCLLC”) and on November 30, 2001 CFCLLC merged with and into DCS. CCC serviced the Receivables prior to January 1, 1996, CFC prior to October 25, 1998 and CFCLLC prior to November 30, 2001. DCS is currently the Servicer of the Receivables. All new Receivables arising under the Accounts on or after January 1,1996, during the term of the Trust were sold by CFC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after October 25, 1998 during the term of the Trust were sold by CFCLLC to USA and transferred by USA to the Trust. All new receivables arising under the Accounts on or after May 31, 2000 were sold by CFCLLC to DCWR and transferred by DCWR to the Trust. And likewise, all new receivables arising under the Accounts on or after November 30, 2001 during the term of the Trust were sold by DCS to DCWR and transferred by DCWR to the Trust. Accordingly, the aggregate amount of Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged off as uncollectable or otherwise adjusted.

DCS services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivables balance, which consists of the outstanding balance of certificates plus the required overcollateralization.

Pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, Manufacturers and Traders Trust Company resigned as the Trustee of the Trust and The Bank of New York became the successor Trustee of the Trust.

The Trust has no employees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARCO AUTO LOAN MASTER TRUST
STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
ARISING FROM CASH TRANSACTIONS
(in millions of dollars)

	December 31,

	2003	2002

ASSETS
Cash and Cash Equivalents (Note 2)	$12.0	$32.6
Receivables (Note 4)	10,484.1	10,558.2

TOTAL ASSETS	$10,496.1	$10,590.8

LIABILITIES AND EQUITY
Amounts Held for Future Distribution (Notes 1 and 2)	$12.0	$32.6
Asset Backed Certificates (Notes 4 and 5)	10,484.1	10,558.2

TOTAL LIABILITIES AND EQUITY	$10,496.1	$10,590.8

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CARCO AUTO LOAN MASTER TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
(in millions of dollars)

	Year Ended December 31,

	2003	2002	2001

CASH RECEIPTS
Collections of Interest	$527.3	$547.7	$833.6
Deposits to Subordinated Accounts	0.0	0.0	7.5
Proceeds from Sales of Asset Backed Certificates	1,500.0	3,000.0	1,000.0
Collections of Principal	2,751.0	2,850.0	1,687.2

TOTAL CASH RECEIPTS	4,778.3	6,397.7	3,528.3

CASH DISBURSEMENTS
Purchases of Receivables held by DCWR and USA	1,500.0	3,000.0	1,000.0
Distributions of Principal	2,751.0	2,850.0	1,687.2
Distributions of Interest	99.8	159.3	349.6
Distributions of Residual Cash Flows to Servicer	348.5	318.8	411.3
Distributions of Amounts from Subordinated Accounts	20.6	22.1	5.2
Distributions of Servicer Fees	79.0	70.5	72.1

TOTAL CASH DISBURSEMENTS	4,798.9	6,420.7	3,525.4

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS	(20.6)	(23.0)	2.9
(CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.6	55.6	52.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12.0	$32.6	$55.6

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CARCO AUTO LOAN MASTER TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of CARCO Auto Loan Master Trust (the “Trust”) are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than the accounting principles generally accepted in the United States of America. The primary differences from the accrual basis to the cash basis are that the financial statements do not record provisions for credit losses on Receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Certificates from the most recent Distribution Date to the balance sheet date.

Amounts Held for Future Distribution

Amounts Held for Future Distribution represent subordinated accounts and include certain short-term investments for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Certificateholders will be distributed to DaimlerChrysler Wholesale Receivables LLC (“DCWR”), as successor to Chrysler Auto Receivables Company (“CARCO”) pursuant to their certificate.

Servicing

DCS services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivables balance, which consists of the outstanding balance of certificates plus the required overcollateralization.

NOTE 2 — CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. The Trust received certain cash deposits from DamilerChrysler Services North America LLC (“DCS”) which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Amended and Restated Pooling and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Amended and Restated Pooling and Servicing Agreement.

NOTE 3 — RELATED PARTIES

An Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 (the “P&S Agreement”), was entered into among DCWR, DCS, and The Bank of New York, as successor Trustee. A First Amendment to the P&S Agreement was entered into on November 14, 2003 among DCS, DCWR and The Bank of New York, as successor Trustee.

On May 31, 2000, DCWR replaced U. S. Auto Receivable Company (“USA”) as seller under the Trust. CARCO became a member of DCWR with a 1% membership interest in DCWR, and USA merged into Chrysler Financial Receivables Corporation (“CFRC”) with CFRC being the surviving corporation resulting in CFRC having a 99% membership interest in DCWR. CARCO and CFRC are both wholly owned subsidiaries of DCS.

NOTE 4 — SALES OF CERTIFICATES

The following Certificates evidencing undivided interests in certain assets of the Trust have been issued by the Trust during the period from inception through December 31, 2003:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

     NOTE 4 – SALES OF CERTIFICATES (continued)

Issue		Principal Amount
Date	Series Description	(in millions)

8/91	7 7/8% Auto Loan Asset Backed Certificates, Series 1991-3	$750.0	(1)
10/91	Floating Rate Auto Loan Asset Backed Certificates, Series 1991-4	$500.0	(1)
12/91	Money Market Auto Loan Asset Backed Certificates, Series A	$300.0	(1)
3/92	Money Market Auto Loan Asset Backed Certificates, Series B	$350.0	(1)
5/92	Money Market Auto Loan Asset Backed Certificates, Series C	$150.0	(1)
7/92	Floating Rate Auto Loan Asset Backed Certificates, Series 1992–1	$400.0	(1)
10/92	Floating Rate Auto Loan Asset Backed Certificates, Series 1992- 2	$400.0	(1)
2/93	Floating Rate Auto Loan Asset Backed Certificates, Series 1993-1	$250.0	(1)
11/93	Floating Rate Auto Loan Asset Backed Certificates, Series 1993-2	$500.0	(1)
10/94	Floating Rate Auto Loan Asset Backed Certificates, Series 1994-1	$500.0	(1)
12/94	7 7/8% Auto Loan Asset Backed Certificates, Series 1994-2	$500.0	(1)
12/94	8 1/8% Auto Loan Asset Backed Certificates, Series 1994-3	$350.0	(1)
1/95	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-1	$600.0	(1)
3/95	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-2	$600.0	(1)
5/95	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-3	$500.0	(1)
5/95	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4	$500.0	(1)
5/95	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-4A	$500.0	(1)
12/95	Floating Rate Auto Loan Asset Backed Certificates, Series 1995-5	$250.0	(1)
11/96	Floating Rate Auto Loan Asset Backed Certificates, Series 1996-1	$500.0	(1)
12/96	Floating Rate Auto Loan Asset Backed Certificates, Series 1996-2	$500.0	(1)
8/97	6.689% Auto Loan Asset Backed Certificates, Series 1997-1	$700.0	(1)
7/98	Floating Rate Auto Loan Asset Backed Certificates, Series 1998-1
	Class A-1 Certificates	$500.0	(1)
	Class A-2 Certificates	$500.0	(1)
3/99	Fixed Rate Auto Loan Asset Backed Certificates, Series 1999-1
	5.65% Class A-1 Certificates	$400.0	(1)
	5.78% Class A-2 Certificates	$600.0	(1)
5/99	Floating Rate Auto Loan Asset Backed Certificates, Series 1999-2
	Class A-1 Certificates	$750.0	(1)
	Class A-2 Certificates	$600.0
7/99	Floating Rate Auto Loan Asset Backed Certificates, Series 1999-3	$1,000.0	(1)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 4 — SALES OF CERTIFICATES (continued)

Issue		Principal Amount
Date	Series Description	(in millions)
11/99	6.43% Auto Loan Asset Backed Certificates, Series 1999-4	$500.0	(1)

4/00	Floating Rate Auto Loan Asset Backed Certificates, Series 2000-A	$750.0	(1)

10/00	Floating Rate Auto Loan Asset Backed Certificates, Series 2000-B	$501.0	(1)

12/00	Floating Rate Auto Loan Asset Backed Certificates, Series 2000-C	$500.0	(1)

12/01	Floating Rate Auto Loan Asset Backed Certificates, Series 2001-A	$1,000.0

6/02	Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC	$2,201.1	(2)

11/02	Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC	$1,098.9	(2)

3/03	Floating Rate Auto Loan Asset Backed Certificates, Series 2002-CC	$1,648.4	(2)

(1)	Series matured prior to December 31, 2003. Refer to Note 5 for further details.

(2)	The 2002-CC certificate is an investor certificate issued to DCWR by CARCO and transferred by DCWR to the DaimlerChrysler Master Owner Trust (“DCMOT”) and represents an allocable interest in a pool of receivables arising from revolving floorplan financing agreements of selected motor vehicle dealers. This certificate represents the primary source of funds to make payments on notes issued by DCMOT. The balance presented here is as of the Issue Date. The aggregate amount of the Receivables in the Trust will fluctuate from day to day as new Receivables are generated and as existing Receivables are collected, charged-off as uncollectable, or as otherwise adjusted.

Receivables in excess of the total investor’s certificates outstanding at December 31, 2003 and 2002 are represented by the Required Subordination Amount and Dealer Overconcentration, and the CARCO Certificate held by DCWR, which represents the Excess Interest Due Seller. The balance of Asset Backed Certificates consists of Auto Dealer Loan Asset Backed Certificates (including the Series 2002-CC Collateral Certificate), the Required Subordination Amount and Dealer Overconcentration, and Excess Interest Due Seller. These balances were $6.5 billion, $.3 billion, and $3.7 billion as of December 31, 2003 and $7.7 billion, $.5 billion, and $2.4 billion as of December 31, 2002, respectively.

The balance of Excess Interest Due Seller is comprised of excess receivables allocable to both the 2002-CC Collateral Certificate and all other currently outstanding CARCO Series. The balance of Excess Interest Due Seller allocable to the 2002-CC Collateral Certificate represents DCMOT’s rights to a proportionate share of allocable cash flows from the CARCO Certificate, and totaled $2.8 billion and $1.0 billion as of December 31, 2003 and 2002, respectively.

NOTE 5 — PRINCIPAL AND INTEREST PAYMENTS

Series	Interest Rate	Interest Payments	Principal Payments (1)	Maturity Date (2)
91-3	7 7/8%	Semi-Annually	8/1996	Matured
91-4	LIBOR + 0.50%	Monthly	10/1994	Matured
A	Comm Paper + 0.20%	Monthly	3/1992	Matured
B	Comm Paper + 0.25%	Monthly	6/1992	Matured
C	Comm Paper + 0.25%	Monthly	8/1992	Matured
92-1	LIBOR + 0.20%	Monthly	8/1994	Matured
92-2	LIBOR + 0.35%	Monthly	10/1997	Matured
93-1	LIBOR + 0.28%	Monthly	2/1998	Matured

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 5 — PRINCIPAL AND INTEREST PAYMENTS (continued)

Series	Interest Rate	Interest Payments	Principal Payments (1)	Maturity Date (2)
93-2 A-1	Comm Paper + 0.075%	Monthly	11/1997 & 1998	Matured
93-2 A-2	LIBOR + 0.26%	Monthly	11/1998	Matured
94-1	LIBOR + 0.18%	Monthly	10/1999	Matured
94-2	7 7/8%	Semi-Annually	8/1997	Matured
94-3	8 1/8%	Annually	11/1997	Matured
95-1	LIBOR + 0.16%	Monthly	7/1998	Matured
95-2	LIBOR + 0.13%	Monthly	3/2000	Matured
95-3	Fed Funds + 0.25%	Monthly	6/1998	Matured
95-4	Fed Funds + 0.26%	Monthly	5/1998	Matured
95-4A	Fed Funds + 0.26%	Monthly	7/1998	Matured
95-5	Comm Paper + 0.1875%	Monthly	2/2000	Matured
96-1	LIBOR + 0.135%	Monthly	11/2003	Matured
96-2	LIBOR + 0.05%	Monthly	12/2001	Matured
97-1	6.689%	Monthly	9/2001	Matured
98-1 A-1	LIBOR + 0.04%	Monthly	6/2001	Matured
98-1 A-2	LIBOR + 0.08%	Monthly	6/2003	Matured
99-1 A-1	5.63%	Monthly	3/2001	Matured
99-1 A-2	5.78%	Monthly	3/2002	Matured
99-2 A-1	LIBOR + 0.07%	Monthly	5/2002	Matured
99-2 A-2	LIBOR + 0.13%	Monthly	—	5/2004
99-3	LIBOR + 0.12%	Monthly	7/2002	Matured
99-4	6.43%	Monthly	11/2002	Matured
00-A	LIBOR + 0.10%	Monthly	3/2003	Matured
00-B	LIBOR + 0.08%	Monthly	10/2003	Matured
00-C	LIBOR + 0.07%	Monthly	11/2003	Matured
01-A	LIBOR + 0.065%	Monthly	—	11/2004
02-CC	(3)	Monthly	(3)	(3)

(1)	The dates listed are the Distribution Dates on which the principal of the Certificates were paid.

(2)	The dates listed are the Distribution Dates on which the principal of the Certificates is expected to be paid; however, the principal of the Certificates may be paid earlier under certain circumstances described in the prospectus.

(3)	Interest collections, principal collections, charge-offs and miscellaneous payments are allocated to the 2002-CC certificate on a pro-rated basis according to the 2002-CC allocation percentage. The entire portion of collections allocated to the 2002-CC certificate is passed through to DCMOT as sole owner of these certificates.

NOTE 6 — FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Certificates will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal income tax has been recorded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments

The estimated fair value of financial instruments has been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust’s financial instruments were as follows (in millions of dollars):

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value
Cash and Cash Equivalents	$12.0	$12.0	$32.6	$32.6
Receivables	$10,484.1	$10,484.1	$10,558.2	$10,558.2
Amounts Held for Future Distribution	$12.0	$12.0	$32.6	$32.6
Asset Backed Certificates	$10,484.1	$10,517.2	$10,558.2	$10,591.3

Assumptions and Methodologies

The carrying value of Cash and Cash Equivalents and Amounts Held for Future Distribution approximates market value due to the short maturity of these instruments.

The carrying value of variable rate Receivables was assumed to approximate fair value since they are priced at current market rates.

The fair value of Asset Backed Certificates was estimated using carrying value for investors’ certificates given the variable rate nature of the certificates, carrying value for Seller’s Subordinated Interest given the variable rate nature of the receivables, and discounted expected future cash flows for Excess Interest Due Seller.

NOTE 8 — SUBSEQUENT EVENT

On January 13, 2004, DCMOT filed a final prospectus for the sale and issuance of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-A, in the aggregate amount of $1.0 billion. The transaction closed on January 16, 2004. DCMOT utilized the proceeds to purchase additional investor certificates representing fractional undivided interests in the CARCO assets.

Independent Auditors’ Report

The Manager and Member
DaimlerChrysler Services North America LLC:

We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust (the “Trust”) as of December 31, 2003 and 2002, and the related statements of cash receipts and disbursements for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the management of DaimlerChrysler Services North America LLC, servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the CARCO Auto Loan Master Trust as of December 31, 2003 and 2002, and its cash receipts and disbursements for each of the years in the three-year period ended December 31, 2003 on the basis of accounting described in Note 1.

/s/ KPMG LLP

Detroit, Michigan
March 12, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART IV.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements

Financial statements for CARCO Auto Loan Master Trust as follows:

Statements of Assets, Liabilities and Equity Arising from Cash Transactions – December 31, 2003 and 2002 (page 8 of this report)

Statements of Cash Receipts and Disbursements for the three years ended December 31, 2003, 2002 & 2001 (page 9 of this report)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K(continued)

Notes to Financial Statements (pages 10 – 14 of this report)

Independent Auditors’ Report (page 15 of this report)

2.	Financial Statement Schedules

All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

3.	Exhibits

(a)	The following exhibits are filed as a part of this report:

Exhibit
Number	Description of Exhibit

3 – A	Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to Registration Statement No. 333-38873, and incorporated herein by reference.

3 – B	Amended and Restated Limited Liability Company agreement of DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780, and incorporated herein by reference.

4 – A	Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.1 to Registration Statement No. 333-50780, and incorporated herein by reference.

4 – B	First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivable Company to U.S. Auto Receivables Company (“USA”) on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.2 to the Registration Statement No. 333-50780, and incorporated herein by reference.

4 – C	Second Amendment dated as of September 21, 1993, to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company (“USA”) on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to Registration Statement No. 333-50780, and incorporated herein by reference.

4 – D	Third Amendment dated as of November 1, 1999, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.4 to Registration Statement No. 333-37882, and incorporated herein by reference.

4 – E	Fourth Amendment dated as of May 31, 2000, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.5 to Registration Statement No. 333-37882, and incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K(continued)

Exhibit
Number	Description of Exhibit

4 – F	Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

4 – G	Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

4 – H	Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

4 – I	Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust’s Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

4 – J	Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust’s Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

4 – K	Series 1999-3 Supplement dated as of July 3, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

4 – L	Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

4 – M	Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-P to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

4 – N	Series 2000-B Supplement dated as of October 23, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust’s Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K(continued)

Exhibit
Number	Description of Exhibit

4 – O	Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust’s Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

4 – P	Series 2001-A Supplement dated as of December 7, 2001, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust’s Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

4 – Q	Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

4 – R	Series 2002-CC Supplement dated as of June 1, 2002, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4 – S	Amended and Restated Receivables Purchase Agreement dated as of November 14, 2003 between DaimlerChrysler Services North America LLC, as Seller, and DaimlerChrysler Wholesale Receivables LLC, as Buyer. Filed as Exhibit 99 to the Trust’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference.

4 – T	First Amendment dated as of November 14, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Services North America LLC, as Servicer, and DaimlerChrysler Wholesale Receivables LLC, as Seller and The Bank of New York, as successor Trustee. Filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference.

23	Consent of KPMG LLP.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99	Annual Servicer’s Certificate and Independent Accountants’ Report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

(b)	The registrant filed the following reports on Form 8-K during the year ended December 31, 2003:

Date of Report	Date Filed	Item No.	Financial Statements

January 15, 2003	January 23, 2003	5 and 7	None
February 18, 2003	February 20, 2003	5 and 7	None
March 17, 2003	March 20, 2003	5 and 7	None
April 15, 2003	April 17, 2003	5 and 7	None
May 15, 2003	May 20, 2003	5 and 7	None
June 16, 2003	June 18, 2003	5 and 7	None
July 15, 2003	July 16, 2003	5 and 7	None
August 15, 2003	August 18, 2003	5 and 7	None
September 15, 2003	September 25, 2003	5 and 7	None
October 15, 2003	October 16, 2003	5 and 7	None
November 14, 2003	November 26, 2003	5 and 7	None
November 17, 2003	November 21, 2003	5 and 7	None
December 15, 2003	December 16, 2003	5 and 7	None

CARCO AUTO LOAN MASTER TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARCO Auto Loan Master Trust (Registrant)
By:	DaimlerChrysler Services North America LLC, as Servicer

By:	/s/ Paul E. Knauss

Paul E. Knauss, Vice President and Chief Financial Officer

Date: March 15, 2004

Supplemental Information to be furnished with reports filed pursuant to Section 15 (d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

CARCO AUTO LOAN MASTER TRUST

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3 – A	Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to Registration Statement No. 333-38873 and incorporated herein by reference.

3 – B	Amended and Restated Limited Liability Company agreement of DCWR filed as Exhibit 3-B to Registration Statement No. 333-50780, and incorporated herein by reference.

4 – A	Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.1 to Registration Statement No. 333-50780, and incorporated herein by reference.

4 – B	First Amendment dated as of August 6, 1992 to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivable Company to U.S. Auto Receivables Company (“USA”) on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.2 to the Registration Statement No. 333-50780, and incorporated herein by reference.

4 – C	Second Amendment dated as of September 21, 1993, to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to U.S. Auto Receivables Company (“USA”) on August 8, 1991, among USA, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. Filed as Exhibit 4.3 to Registration Statement No. 333-50780, and incorporated herein by reference.

4 – D	Third Amendment dated as of November 1, 1999, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and the Bank of New York, as Trustee. Filed as Exhibit 4.4 to Registration Statement No. 333-37882, and incorporated herein by reference.

4 – E	Fourth Amendment dated as of May 31, 2000, to the Pooling and Servicing Agreement dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.5 to Registration Statement No. 333-37882, and incorporated herein by reference.

4 – F	Agreement of Resignation, Appointment and Acceptance dated as of August 23, 1996, by and among U.S. Auto Receivables Company, Chrysler Financial Corporation, Manufacturers and Traders Trust Company, and The Bank of New York. Filed as Exhibit 4-DD to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit

4 – G	Series 1996-1 Supplement dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-EE to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

4 – H	Series 1998-1 Supplement dated as of June 16, 1998, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-HH to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference.

4 – I	Series 1999-1 Supplement dated as of March 10, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust’s Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

4 – J	Series 1999-2 Supplement dated as of May 20, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust’s Report on Form 8-K dated August 30, 1999, and incorporated herein by reference.

4 – K	Series 1999-3 Supplement dated as of July 3, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by reference.

4 – L	Series 1999-4 Supplement dated as of November 12, 1999, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust’s Annual Report of Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

4 – M	Series 2000-A Supplement dated as of April 4, 2000, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Company L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-P to the Trust’s Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

4 – N	Series 2000-B Supplement dated as of October 17, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-Q to the Trust’s Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

4 – O	Series 2000-C Supplement dated as of December 6, 2000, among DaimlerChrysler Wholesale Receivables LLC, as Seller, Chrysler Financial Company, L.L.C., as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust’s Quarterly Report on form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit

4 – P	Series 2001-A Supplement dated as of December 7, 2001, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.2 to the Trust’s Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

4 – Q	Amended and Restated Polling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K dated December 7, 2001, and incorporated herein by reference.

4 – R	Series 2002-CC Supplement dated as of June 1, 2002, among DaimlerChrysler Wholesale Receivables LLC, as Seller, DaimlerChrysler Services North America LLC, as Servicer, and The Bank of New York, as Trustee. Filed as Exhibit 4-R to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4 – S	Amended and Restated Receivables Purchase Agreement dated as of November 14, 2003 between DaimlerChrysler Services North America LLC, as Seller, and DaimlerChrysler Wholesale Receivables LLC, as Buyer. Filed as Exhibit 99 to the Trust’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference.

4 – T	First Amendment dated as of November 14, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 5, 2001 among DaimlerChrysler Services North America LLC, as Servicer, and DaimlerChrysler Wholesale Receivables LLC, as Seller and The Bank of New York, as successor Trustee. Filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference.

23	Consent of KPMG LLP.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99	Annual Servicer’s Certificate and Independent Accountants’ Report.